Form 10-Q
period 1995-06-30
IPC INFORMATION SYSTEMS INC
filed 1995-08-15
CIK 923071

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

Commission file number   0-25492

IPC Information Systems, Inc.
(Exact Name of registrant as specified in its charter)


		    Delaware                                     58-1636502
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


Wall Street Plaza, 88 Pine Street, New York, NY               10005
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code     212 825-9060

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X                      No_________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

		       Class                                 Outstanding at June 30, 1995
Common Stock par value $0.01                          10,521,554 shares

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEET (unaudited)
(Dollars in Thousands, Except per Share Amounts)

								      June 30,     September 30,
									1995                1994
										Consolidated       Combined

ASSETS:

CURRENT ASSETS
  Cash and temporary investments............... . $18,636               $2,616
  Trade receivables, less allowance of $1,555 and $1,331,
   respectively                                    34,512               39,450
  Inventories...............................   .   40,147              50,426
  Prepaid expenses and other current assets...    7,658                 8,117
		Total current assets...................... 100,953             100,609

  Property, plant and equipment, net..........    7,400                 4,797
  Other assets, net...........................   8,106                  5,296
		Total assets.................................$116,459             $110,702

 LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable.............................. $10,044             $15,542
  Accrued liabilities...........................  17,051               16,164
  Customer advances and deferred revenue........  28,369               39,831
  Notes payable to stockholders.................                        1,411
		Total current liabilities........ 55,464               72,948

  Long-term debt................................                       10,663
  Other liabilities.............................  6,019                 5,969
		    Total liabilities............ 61,483               89,580

Commitments and contingencies

STOCKHOLDERS EQUITY
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - IPC-US: $0.01 par value, authorized
    25,000,000 shares; issued 10,763,740 and 10,451,883 shares at
    June 30, 1995 and September 30, 1994, respectively.  IPC-UK:
    BP1 par value, authorized, issued and outstanding 100 ordinary shares
    at September 30, 1994.........................107                      75
  Paid in Capital............................... 45,854                 8,986
  Retained earnings.............................  9,822               12,354
  Cumulative translation adjustment.............   (89)                      29
    Less treasury stock, at cost, 242,186 and 195,611 shares, respectively (718)               (322)
		Total stockholders equity........ 54,976               21,122
		Total liabilities and stockholders' equity. $116,459  $110,702

 See Notes to Condensed Consolidated and Combined Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATION (unaudited) (Dollars in Thousands, Except per Share Amounts)

						      Three Months Ended                 Nine Months Ended
							      June 30,                               June 30,
				     1995               1994                1995              1994
				Consolidated     Combined      Consolidated     Combined
Revenues:
  Product sales and installation.. $   34,134        $  25,058      $  102,471       $ 73,080
  Service..................................      18,324             15,038            48,231          45,048
						     52,458             40,096          150,702        118,128
Cost of Revenues:
  Product sales and installation..      22,753             17,365            69,711           52,044
  Service................................. .      13,567             10,935           34,927            31,618
						      36,320             28,300         104,638            83,662
	Gross Profit.................        16,138             11,796           46,064            34,466

Research and development expenses. 2,568               2,348             7,313               5,687
Selling, general and administrative
expenses...................................        7,721               5,523           22,222             16,700
	Income from operations......      5,849                3,925           16,529             12,079

Interest income/ (expenses), net.....          60                  (387)              119              (1,171)
Gain on renegotiation of lease obligation
 on vacant facilities............................                                                                     517
	Income before provision for
	      income taxes.................       5,909                3,538           16,648             11,425
Provision for income taxes.............       2,423                   859             6,826               1,765
	Net income.......................     $3,486               $2,679          $9,822             $9,660


Earnings per share....................  ..     $  0.33                                     $ 0.94


Weighted average shares outstanding.   10,506                                    10,500

See Notes to Condensed Consolidated and Combined Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) (Dollars in Thousands)

											Nine months ended
									June 30          June 30
									  1995                1994
								       Consolidated       Combined
Cash flows from operating activities:
  Net Income                                                            $9,822             $9,660
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization expense                                  1,299          1,715
  Deferred taxes                                                                                 (509)
  Amortization of discount on long-term liabilities                                 304            335
  Amortization of product development costs                                 469            469
  Amortization of acquired technology and covenant not
  to compete                                                                453            672
  Provision for doubtful accounts                                                   247            281
  Gain on renegotiaion of lease obligation                                               (517)
  Other adjustments to reconcile net income to net cash                       42                       8
Changes in operating assets and liabilities:
  Trade receivables                                                      4,938             (9,712)
  Inventories                                                                10,551              (11,605)
  Prepaid expenses and other current assets                                 (2,613)                (2,203)
  Other assets                                                            (164)              70
  Accounts payable                                                          (5,534)             4,195
  Accrued liabilities and other liabilities                                         (2,511)              (245)
  Customer advances and deferred revenue                                  (11,511)              12,362
	Net cash provided by operating activities                                    5,792              4,976
Cash flows from investing activities:
  Capital expenditures                                                      (3,891)             (717)
	Net cash (used in) investing activities                                            (3,891)              (717)
Cash flows from financing activities:
  Proceeds from long-term debt                                                             91,160
  Repayment of long-term debt                                             (10,663)            (93,181)
  Repayment of notes payable to affiliates                                  (1,411)
  Proceeds from the sale of common stock                                45,337
  Purchase of treasury stock                                              (396)            (72)
  S corporation distribution                                              (18,530)                 (2,093)
	Net cash provided by (used in) financing activities                         14,337                 (4,186)
Effect of exchange rate changes on cash                          (218)             148
Net increase (decrease) in cash                                              16,020               (75)
Cash, beginning of period                                                 2,616         1,574
Cash and temporary investments, end of period                              $18,636                  $1,499

See Notes to Condensed Consolidated and Combined Financial Statements

IPC INFORMATION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly
IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of June 30, 1995, and the results of its operations for the three and nine months ended June 30, 1995 and 1994, and its cash flows for the nine months ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended
June 30, 1995, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's 1994 Annual Report to stockholders and Form 10-K for the fiscal year ended September 30, 1994.

2. Certain reclassifications have been made to the fiscal 1994 financial statements in order to conform to the current period's condensed presentation.

3. The Company completed an initial public offering (the "Offering") of 3,250,000 shares of common stock at $15.00 per share on October 3, 1994. During the nine months ended June 30, 1995, the Company paid long-term debt of $10,663 and notes to stockholders of $1,411 and distributed $18,530 to the pre-Offering stockholders from the proceeds of the Offering ($45,337).

Also, in connection with the Company's Offering, effective October 1, 1994, IPC terminated its S corporation status and, as a result, is subject to corporate federal income taxes in fiscal 1995. As an S corporation, the Company was not subject to federal income taxes.

4. Temporary investments with original maturities of less than three months are considered cash equivalents and consists of municipal bond funds at June 30, 1995. Temporary investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

5. Classification of inventories is:


					June 30,         September 30,
					 1995                     1994

Components and manufacturing work in process      $10,161          $17,851
Inventory on customer sites awaiting installation        22,116     27,253
Parts and maintenance supplies                                 7,870       5,322
											     $40,147      50,426

6. In December 1994, the Company signed a promissory note with a bank for a line of credit up to $15,000 of which none is outstanding at June 30, 1995.

7. During April 1995, the Company acquired Bridge Electronics, Inc. (Bridge). Bridge specializes in providing financial communications products to the global foreign exchange community. The terms of the acquisition include a future payment of $2 million in cash, IPC's common stock, valued at $700, with possible additional payments contingent on future performance.

8. In June, the Company acquired a controlling interest in International Exchange Network, LTD. (IPC IXnet). The Company acquired 80% of IPC IXnet for providing $5,500 in working capital and a commitment to underwrite certain debt financing for the start up phase of the proposed global network.

9. Knight Ventures, Inc. ("KVI"), a company owned by Peter J. Kleinknecht and Richard P. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, is currently in litigation with Contel Corporation ("Contel") over responsibility for approximately $6,500 of taxes, tax liens, tax assessments and tax warrants with respect to Contel IPC (the "Predecessor Company"), for the periods prior to the acquisition of the Company from Contel. As a result of the above dispute, KVI has withheld payment on a note in the amount of $4,548 (the "Note") to Contel associated with KVI's acquisition of the Company.

The Note is guaranteed by Kleinknecht Electric Company ("KEC"), formerly George Kleinknecht Inc. ("GKI"), an affiliated company, Richard P. Kleinknecht and Peter J. Kleinknecht. The Note, originally due on January 31, 1992, bears interest at 9% per annum, except in default, in which case the interest rate increases to 12% per annum. Since the Company is not a guarantor of the Note, and its assets are not pledged as collateral for the Note, the Note and related accrued interest have not been reflected in the financial statements. During 1992, Contel sought summary judgment on the Note and on the executed guarantees. GKI, Peter J. Kleinknecht and Richard P. Kleinknecht, guarantors, and KVI, cross-moved for an order granting summary judgment declaring that, among other things, Contel is responsible for all pre-closing taxes of the Company in excess of $338, as specified in the Tax Allocation Agreement entered into as part of the purchase agreement between KVI and Contel.

In September 1992, Contel's motion for summary judgment was denied, the guarantors' motion was declared premature and the parties were directed to serve formal pleadings. Included in other assets is $989 at June 30, 1995 and September 30, 1994 which represent amounts due, pursuant to the Tax Allocation Agreement, from Contel for pre-closing taxes paid by the Company. In addition, the Company has a receivable of $115 at June 30, 1995 and September 30, 1994 which is included in other assets, for insurance premiums owed to the Company by Contel.
Management believes Contel is fully responsible for the above-mentioned $6,500 and all related costs and expenses and that the aggregate receivable of $1,104 at June 30, 1995 is fully recoverable from Contel.

10. As of May 9, 1994, the Company, KVI and the pre-Offering stockholders entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities and certain related matters as a consequence of the Offering. The Tax Agreement generally provides that the pre-Offering stockholders will be indemnified by the Company with respect to federal and state income taxes (plus interest and penalties) shifted from a C corporation taxable year to a taxable year in which the Company was an S corporation, and that the Company will be indemnified by the pre-Offering stockholders with respect to federal and state income taxes (plus interest and penalties) shifted from an S corporation taxable year to a C corporation taxable year. However, in the case of the pre-Offering stockholders' obligation to indemnify the Company, such obligation shall be limited to the tax benefit, if any, derived by the pre-Offering stockholders due to the shift of taxable income from a taxable year in which the Company was an S corporation to a C corporation taxable year. Any payment made by the Company to the pre-Offering stockholders pursuant to the Tax Agreement may be considered by the Internal Revenue Service or the state taxing authorities to be nondeductible by the Company for income tax purposes. In addition, the Company, KVI, Richard P. Kleinknecht and
Peter J. Kleinknecht have agreed, to the extent that either KVI or the Principal Stockholders receive any cash proceeds or other benefit in the form of a reduction in amounts payable on the Note to Contel as a consequence of such litigation, the Principal Stockholders will pay to the Company the lesser of (i) such benefit or (ii) the amount paid by the Company for taxes and related charges subject to the dispute, plus the amount of any expenses of such litigation incurred by the Company following the consummation of the Offering. The Tax Agreement also provides that KVI shall assign to the Company certain benefits and rights of KVI with respect to KVI's right of first refusal to purchase certain businesses which may compete with the Company. In consideration of the Principal Stockholders' agreement to make such payments and KVI's assignment of such rights, the Company will pay any and all expenses incurred in connection with such litigation between KVI and Contel and will not proceed independently against or receive any amount directly from Contel.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share data)


Results of Operations

Total revenues of $52,458 and $150,702 for the three and nine months ended June 30, 1995 increased by 30.8 and 27.6 percent, respectively, over the comparable prior-year periods.

Turret installation and related service revenues increased by $3,316 and $18,066 or 9.4 percent and 19.2 percent, respectively, to $38,460 and $112,126 in the three and nine months ended June 30, 1995 from $35,144 and $94,060, respectively, in the comparable prior-year periods.
This rise is primarily attributable to the increased acceptance of Tradenet MX. Management anticipates that sales of Tradenet MX will generate the majority of turret sales and installation revenue for the foreseeable future.

Revenues from Information Transport System's installations and related service increased significantly by $9,046 and $14,508 or 182.7 and 60.3 percent, respectively, to $13,998 and $38,576 in the three and nine months ended
June 30, 1995 from $4,952 and $24,068, respectively, in the comparable prior-year periods due to continuing development and expansion of the Company's Information Transport Systems business.

Cost of revenues (as a percentage of revenues) of 69.2 and 69.4 percent, respectively, for the three and nine months ended June 30, 1995 decreased from 70.6 and 70.8 percent, respectively, in the comparable prior-year periods due to continued efficiencies including manufacturing cost reductions.

Research and development expenses for the three and nine months ended
June 30, 1995 increased to $2,568 and $7,313, respectively, from $2,348 and $5,687, respectively, in the comparable prior-year periods due to the development of new products and enhancements to existing products.

Selling, general and administrative expenses for the three and nine months ended June 30, 1995 increased to $7,721 and $22,222, respectively, from $5,523 and $16,700, respectively, in the comparable prior-year periods.
These increases are attributable to a rise in headcount and other expenses in support of higher business levels, the continued development and expansion of the Company's Information Transport Systems business, and the Company's status as a public company.

Interest expense for the three and nine months ended June 30, 1995 decreased to $105 and $330, respectively, from $367 and $1,171, respectively, in the comparable prior-year periods due to the repayment of long-term debt as discussed in "Liquidity and Capital Resources" below.

In the nine months ended June 30, 1994, the company renegotiated its obligation in connection with certain vacant facilities resulting in a $517 gain.

The Company's effective tax rate for both the three and nine months ended
June 30, 1995 was 41 percent. Effective October 1, 1994, the Company terminated its S corporation status, and as a result, is subject to federal income taxes. Accordingly, the three and nine months ended June 30, 1995 reflects an increase in the provision for income taxes as the comparable prior-year periods tax provisions were based on the Company's S corporation status.


On a comparable basis, assuming the same effective tax rates and number of shares outstanding, net income would have been $2,087 or $0.20 per share, and $6,741 or $0.64 per share, respectively, for the three and nine months ended June 30,1994.

Liquidity and Capital Resources

Net cash provided by financing activities was $14,337 for the nine months ended June 30, 1995. On October 3, 1994 the Company completed its Offering of 3,250,000 shares of common stock at $15.00 per share and received Offering proceeds of $45,337, net of underwriting discounts and commissions. During the nine months ended June 30, 1995, Offering proceeds were used to repay long-term debt of $10,663, repay notes payable to stockholders of $1,411 and pay an S corporation distribution of $18,530 to pre-Offering stockholders.

Net cash flows provided by operating activities was $5,792 for the nine months ended June 30, 1995 compared with net cash flows provided by operating activities of $4,976 for the nine months ended June 30, 1994. Net cash provided by operations resulted from net income, reduced accounts receivable and inventory, offset in part, by changes in accounts payable and customer advances and deferred revenue.

Net cash used in investing activities for the nine months ended June 30, 1995 totaled $3,891 compared with $717 for the comparable prior year period.
Net cash flows used in investing activities resulted from property, plant and equipment expenditures, primarily composed of machinery and equipment and leasehold improvements.
As mentioned above, the Company repaid $10,663 of long-term debt with proceeds from the Offering. During the nine months ended June 30, 1995, the Company negotiated a $15,000 unsecured line of credit with a bank to maximize its financial flexibility.

During April 1995, the Company acquired Bridge Electronics, Inc. (Bridge). Bridge specializes in providing financial communications products to the global foreign exchange community. The terms of the acquisition include a future payment of $2 million in cash and IPC's common stock, valued at $700, with possible additional payments contingent on future performance.

In June, the Company acquired a controlling interest in International
Exchange Network, LTD. (IPC IXnet). The Company acquired 80% of IPC IXnet for providing $5,500 in working capital and a commitment to underwrite certain debt financing for the start up phase of the proposed global network.

The Company believes that the net cash from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future.

Part II - Other Information


None

							  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					IPC INFORMATION SYSTEMS, INC.




Dated:          August 11, 1995         By: /s/  Richard P. Kleinknecht
						Chairman of the Board and
						Chief Executive Officer




Dated:          August 11, 1995         By: /s/_Peter J. Kleinknecht
						Vice Chairman and President




Dated:          August 11, 1995         By: /s/ Gregory Riedel
						Chief Financial Officer