Form 10-K
period 1995-09-30
IPC INFORMATION SYSTEMS INC
filed 1995-12-29
CIK 923071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-K


Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of  1934

For the fiscal year ended September 30, 1995      Commission
file number 0-25492

                IPC INFORMATION SYSTEMS, INC.
   (Exact Name of Registrant as Specified in Its Charter)







     DELAWARE                           58-1636502
 (State or Other Jurisdiction of       (I.R.S. Employer
  Incorporation or Organization)      Identification  No.)

        Wall Street Plaza
          88 Pine Street
        New York, New York                         10005
 (Address of Principal Executive                 Zip Code
             Offices)


                       (212) 825-9060
    (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:
                            None

 Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X        No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 1995, was approximately $47.1 million based upon the last sale price reported for such date on the Nasdaq National Market.

The number of shares of the Registrant's Common Stock outstanding as of November 30, 1995 was 10,521,555.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of IPC Information Systems, Inc. (the "Proxy Statement"), scheduled to be held on February 14, 1996, are incorporated by reference in Part III of this Report on Form 10-K.

                            PART I

ITEM 1.   BUSINESS

      IPC Information Systems, Inc. ("IPC" or the "Company") is a worldwide industry leader in providing global specialized voice, video and data solutions to the financial services industry. IPC, with a presence in over 30 countries, has the world's largest installed base of trading positions. IPC, with its subsidiary International Exchange Networks, Ltd. ("IPC iXnet"), is implementing a virtual trading environment to meet the financial industry's highly specialized global communication requirements.

      The Company was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed to perform in the demanding environment of the financial trading community. In 1984, the Company, then known as IPC Communications, Inc., sold shares of its common stock to the public. In 1986, the Company was purchased by Contel Corporation ("Contel") of Atlanta, Georgia, and became known as Contel IPC (the "Predecessor Company"). Also in that year, the Company opened its manufacturing facility in the United States and commenced operations in the United Kingdom. Contel, including the Predecessor Company, was acquired by GTE Corporation in early 1991. In October 1991, the Predecessor Company was acquired (the "Acquisition") and renamed IPC Information Systems, Inc.. In 1992, the Company elected to separate its operations in the United Kingdom from its operations in the United States ("IPC-US") for tax planning purposes. IPC-US also elected to be treated as an S corporation for federal income tax purposes. IPC Information Systems currently operates in the United Kingdom as a United Kingdom unlimited liability company ("IPC-UK"), and is 50% percent owned by each of HNG Corp. and RIE Corp.. HNG Corp. and RIE Corp. are direct wholly owned subsidiaries of IPC-US. On October 3, 1994 the Company completed an Initial Public Offering (the "Offering") of 3,250,000 shares of common stock at a price of $15.00 per share. Effective October 1, 1994, prior to completing the Offering, the Company terminated its S corporation status and became subject to corporate federal income taxes.

      During June, 1995 the Company acquired an 80% interest in IPC iXnet, which is building an international virtual private network to provide seamless global connectivity on a common technology platform and value added functionality that is tailored to the financial service industry's unique communications needs. System capabilities will include linkage of IPC's Tradenet MX digital voice communication systems, emulation of direct, private lines, dial-up video, automatic routing and other value-added services, features and products.

         The Company's highly reliable, customized telecommunications systems are capable of providing high speed access to as many as 23,000 telephone lines and incorporate many features designed to increase user productivity, speed and quality of communication. The Company's systems are used on financial trading floors (where they are known as "turrets" or "dealerboards"), and in "command and control" systems by utilities and emergency service providers. IPC provides a high level of support for its products through annual or multi-year service contracts with its customers. The Company has also expanded into the design, integration, implementation and support of local ("LAN") and wide area networks ("WAN") to provide voice, data and video networking solutions for its customers, marketed as Information Transport Systems.

       During April, 1995 the Company acquired Bridge Electronics, Inc. ("IPC Bridge"), a recognized leader in the design, manufacture and marketing of specialized open-line speaker systems used by the foreign exchange community and other traders in the financial services industry and the industry's only provider of digital speaker systems.

The Industry

     Global Virtual Private Network. In fiscal 1996, IPC iXnet will provide an international virtual private network specifically designed for the financial services industry. An international virtual private network is a network, operating on a global basis, in which the user has all the services, capabilities and performance of a dedicated private network, but it is provided on a shared, switched network. The network will provide seamless global connectivity on a common technology platform and value added network functionality that is tailored to the financial services industry's unique communication needs. System capabilities will include linkage of IPC's Tradenet MX digital voice communication systems, emulation of direct private lines, dial up video, automatic routing, and other value-added services, features and products.

       Information   Transport  Systems.   As  opposed  to  the
monolithic network designs developed in the past, in which large mainframe computers served numerous "dumb" terminals, today's heterogeneous, distributed computing environment consists of networked desktop personal computers and workstations, print, facsimile and file servers, facsimile machines and LAN and WAN connections.

       These   components  may  have  different   communication
protocols  to  be  interfaced,  and  may  involve  hardware  or software from a variety of vendors. In a heterogeneous, distributed computing environment, a wide range of physical media options, such as copper, coaxial or fiber optic cable, and physical and logical architectures may be present. Designing a network that optimally balances efficient, high-speed data flow, minimizes the cost of installation and ongoing maintenance and provides both maximum responsiveness and flexibility to the user can be extremely challenging. Selecting the best physical media and associated components for the network has become increasingly critical in network design. While devices such as intelligent hubs, routers and bridges have been developed to enable efficient data traffic flow throughout a network and increase network capacity, these devices only work to their optimum capabilities when all aspects of the network are properly designed. In choosing the physical media and associated components, network designers must allow not only for current use but also for network upgrade, expansion and reconfiguration.

      Communications networks have become critically important as companies have realized that the worldwide distribution of information across their entire personnel base is vital to the success of the enterprise. For example, the distribution of market information in a financial services firm is no longer restricted to personnel on the trading floor. This increased need for information distribution and the advances in network design require companies to develop and maintain internal expertise or to outsource their needs to independent specialists. In response to its awareness of this increasing demand the Company implemented its Information Transport Systems program specifically designed to provide voice, data and video networking infrastructures to provide connectivity to all of the customer owned devices which require it. These systems  are  designed  by  the Information  Transport  Systems engineers, in accordance with industry standards, to be flexible and expandable. The Company's expertise in this field encompasses network design, integrating hubs, routers, bridges and similar components from various suppliers and all available physical media, including copper, fiber optic and coaxial cable.

      Turrets. The turret industry is characterized by a relatively small number of manufacturers of highly specialized telecommunications systems sold primarily to companies in the financial services industry. These systems must be exceptionally reliable to accommodate the time critical nature of trading activity. Trading floors may contain in excess of 1,000 turrets, each with access to as many as 600 telephone lines. Although turrets are installed in addition to, and communicate with the internal corporate telephone system (the "PBX"), turrets have a multitude of enhanced features when compared to the PBX, including: (i) superior speed and reliability; (ii) non-blocking capabilities even under the busiest trading conditions; (iii) log-on/log-off features to enable trader mobility; (iv) line assignability to access additional direct telephone lines as needed; and (v) multiple programmable speakers.

Products and Services

Global Virtual Private Network

      In fiscal 1996, IPC iXnet will provide an international virtual private network specifically designed for the financial services industry. An international virtual private network is a network, operating on a global basis, in which the user has all the services, capabilities and performance of a dedicated private network, but it is provided on a shared, switched network. The network will provide seamless global connectivity on a common technology platform and value added network functionality that is tailored to the financial services industry's unique communication needs. System capabilities will include linkage of IPC's Tradenet MX digital voice communication systems, emulation of direct private lines, dial up video, automatic routing, and other value-added services, features and products.

      Initially, the network will provide customers certain benefits, including significantly faster connect times and global network management resulting from using a common equipment platform throughout the network, mitigating private line costs as a result of these faster connect times, and enhanced flexibility by providing customers with access on demand to better handle periods of increased network traffic, resulting in further savings to network users. Subsequently, software enhancements will be added to provide value added features specific to the financial services industry's application requirements.

Information Transport Systems

       The Company markets its expertise in the design, implementation and maintenance of high speed data networks as Information Transport Systems. This business line includes three major product and service areas: structured wiring systems, networking products and network implementation and value added services. Information Transport Systems customers purchase these products and services on a stand alone basis or in bundled combinations.

      Structured Wiring Systems. Structured wiring systems provide physical connectivity among all communications devices, such as telephone switching equipment (turret or PBX), facsimile machines, computer networks and video conference facilities. These structured wiring systems are designed in accordance with industry standards to be flexible and expandable. Structured wiring systems employ a combination of fiber optic, coaxial and copper cabling systems. Providing a customer with a structured wiring system includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. The Company offers its structured wiring system customers design input on various system elements, including diversity of cable routing, uninterruptable power systems, security safeguards and cable management systems. The Company places special emphasis on the testing and certification phases of the project since today's high speed networks demand that products be installed in accordance with strict manufacturer specifications. Upon certification, the Company guarantees structured wiring system installations as to transmission characteristics against defects for a period of five years. The Company also offers extensive documentation of the network infrastructure, cable layouts and all device connections. This information is provided on hard copy and in computerized media. In computerized form, the customer can maintain detailed records of all changes and reconfigurations to the network.

      Networking Products. In addition to structured wiring systems, the Company markets and services a full line of networking system products. These include local area network hubs, adapters, bridges, routers, network management software and protocol converters.

     The Company sells these products on a stand alone basis or fully installed, configured and integrated with customer systems. These products and services allow the customer to choose the best technology from a wide variety of vendors and integrate these technologies to address the business needs of the organization.

      Network Implementation and Support. Complementing the structured wiring and networking products offerings, the Company offers a full line of technical and network implementation and support services. These services are available to customers on a project basis or as part of a long-term technical services contract. The purpose of the long term contract is to allow the customer to have continuous access to high quality technical expertise. These services enable customers to focus their resources on core business activities rather than internal systems support. Such customers will have access to a wide range of IPC technical and operational resources, including network engineering analysis, help desk support, user training and cabling and reconfiguration. These services provide the customers with a single point of access to a wide variety of technical services.

      Value Added Services. The Company provides a wide range of value added services including, total turnkey, virtual trading rooms with coordination of trading room design, consulting, engineering implemention, project management, the staging and burn-in of workstations, technology and operational outsourcing.

Turrets

      A turret is designed to be a sophisticated telephone system consisting of desktop consoles and backroom switching equipment for personnel involved in activities that require rapid access to telephone lines, and a high degree of reliability, such as the trading activity of a financial services company, and is installed in addition to, and communicates with, the PBX. The turret system has enhanced features and is highly reliable compared to a PBX. The desk console often has multiple handsets and provides access to a much larger number of telephone lines (up to 600). Turrets are used by organizations that have mission critical communications systems, in which personnel need to have rapid access to a large number of lines to deliver or receive critical information. For example, on a trading floor a lost connection could result in a lost transaction. The system must be completely "non-blocking" and allow all users to be on the telephone at the same time even under the busiest conditions.
In sharp contrast, a typical PBX is designed to accommodate only approximately 20% of users speaking at the same time.

      A turret system installation project involves extensive planning to ensure that all materials and labor are coordinated to achieve an on time, on budget completion. Detailed research is performed, defining all required features and lines. The cabling infrastructure is installed and tested prior to delivery of backroom switching equipment, usually a month before "cut-over" (the time when the system use begins). About two weeks prior to the cut-over, the desk consoles are installed and the complete system is rigorously tested. Currently, the largest trading floors have in excess of 1,200 turret positions with access to 8,000-10,000 telephone lines and can take up to a year to complete.

      IPC's design architecture is a major advantage of IPC's turret products. IPC's current systems have a totally distributed architecture with microprocessor units distributed throughout the circuitry. As a result, there is no single point in its turret system that can cause a failure of the entire system.

      Tradenet MX. Tradenet MX, a fully digital, distributed architecture product, was designed on a patented mesh-switching fault tolerant network, which is not vulnerable to isolated component failure. Its totally distributed design avoids the disadvantages of centralized processing by equipping each circuit card with two SPARC microprocessors, providing a combined 25 MIPS of processing power per circuit board.
Tradenet MX is designed as a platform combining hardware and software upon which new features and applications can be added to enhance the product. Because they are mainly software based, these enhancements can be made quickly to enable the Company to respond rapidly to developments in the market or to a customer's specific requests. The customer can have a continually up-to-date system by gradually upgrading. The Tradenet MX platform is designed with the capability to switch data and video as well as voice.

      MX Compact. During 1994, the Company determined that a more compact and less costly version of Tradenet MX was required for smaller sized locations, both in the financial services industry, and for utilities and emergency service providers. In June 1994, the Company introduced the MX Compact, designed with a capacity of 40 turrets with comparable features of Tradenet MX. The MX Compact is packaged in a single cabinet and competitively priced for smaller branch offices in smaller markets.

      Tradenet. The Tradenet turret is an analog system which was introduced in 1989 and which incorporated significant advancements from previous-generation turrets in a number of areas. First, the Tradenet's console was upgraded to contain larger line and feature keys and a bright electroluminescent display. Additionally, the Tradenet was made easier to program and contained more features than previous turrets. Finally, the Tradenet was much smaller than the turrets it replaced, and allowed market data terminals to be placed on top of the turret console without obstructing line of sight between traders.

      Exchangefone. Exchangefone, introduced in 1983, is an extremely ruggedized key telephone specifically designed for use on exchange floors. Exchangefone uses distributed microprocessor technology to provide ease of feature customization and a significant reduction in the cable between the trading floor and the backroom switching equipment.

      Open Line Speaker Systems. The Company manufactures open line, digital, turnkey speaker systems for the financial services industry. These speaker systems provide full-duplex communications over two-wire or four-wire circuits that enable brokers to react instantaneously when trading. From a single microphone, brokers can broadcast simultaneously to numerous customers. Additionally, these speaker systems contain Digital Signal Processor software. This software enables the speaker systems to be utilized at increased volumes with minimal distortion, echo, feedback and sidetone.

      The Company also manufactures multi-button key telephone sets and intercom and speaker systems sold in conjunction with turret positions. Additionally, IPC remarkets various other related products including, among others, PBX systems, video conferencing equipment and voice logging and recorder devices.

      Turret Service. Following a standard one year warranty period after installation of a turret system, a customer generally enters into an annual or multi-year service contract, paid either monthly or quarterly in advance. In addition, turret services include moves, additions and changes to system configurations.


                                                           Current
             Year                                        List Price
Product  Introduced          Innovations      Range

Tradenet  MX   1992  Fully digital switch and     $8,500-
MX                          turret, digital line                15,000
                              interface, enhanced system
 MX Compact 1994  management, mesh switching,    $4,250-
                             programmable speakers,               7,000
                             multiple optional features,
                             reduced back room

  Tradenet     1989  Advanced analog switch with   $7,500-
                            enhanced feature set and         12,500
                           console ergonomics,
                           electroluminescent display,
                           touch screen module

Exchangefone 1983  Rugged design, microprocessor    $5,000-
                              control, reduced cabling                7,000

Open Line    1995     Digital open-line with                  $5,000
Speaker                   digital signal processor echo         9,000
Systems                  canceled.


Marketing and Sales

      The Company presently markets its products domestically and internationally through various distribution channels.

      The Company has direct sales and service locations in New York, London, Atlanta, Boston, Chicago, Cincinnati, Dallas, Houston, Los Angeles, New Jersey, Philadelphia, Pittsburgh, San Francisco, St. Louis, Toronto, Canada and Washington D.C. The Company also has a strong network of established distribution partners in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, France, Germany, Greece, Hong Kong, Indonesia, Ireland, Italy, Japan, Kuwait, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Singapore, Switzerland, Thailand and Turkey. In order to provide both turret and Information Transport Systems sales and service at each of these locations, IPC has increased the requirements for its distributors to include expertise in LAN design and installation. At a minimum, each distributor will provide a resident qualified systems engineer and will utilize IPC's proprietary system testing equipment at each location.

      IPC maintains a high profile in the financial services market, and increasingly in the utilities and emergency services markets, by using strategic advertising in industry publications and participating in relevant trade shows. The Company actively participates in industry seminars to communicate IPC's capabilities to prospective customers.

      For  information about the Company's geographic segments,
see   Note  11  to  the  Consolidated  and  Combined  Financial
Statements. Such information is set forth herein on page 36 of this Form 10-K.

Customers

      The principal industries served by IPC include: financial services, banking and stock/commodity exchanges. Other targeted industries may include utilities, pharmaceutical, health care, fashion, emergency services and insurance. Historically, almost all of the Company's revenues have been derived from sales to customers in the financial services industry. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1995 or 1994.

Backlog

      As of September 30, 1995, the Company had a backlog of purchase contracts representing approximately $72.5 million of future revenues, as compared with approximately $70.5 million as of September 30, 1994. Due to the size and lead time of orders, which can vary substantially, and because the Company generally recognizes revenue upon the completion of an installation, the amount of backlog at any date may not be indicative of actual sales for any subsequent period. The Company's backlog includes only orders for new installations and does not reflect annual or multi-year service contracts or orders for the reconfiguration, alteration or expansion of existing systems, as such orders are normally completed within one month.

Research and Development

      Since 1973, IPC has designed several generations of products that have been market leaders in both functionality and reliability and continues to work closely with its customers to understand their future requirements. The capabilities of Tradenet MX to switch data and video as well as voice signals provide opportunities for the Company to integrate all of those services to the trader's desk. IPC also holds patents that it believes will enable it to provide important and marketable features to traders when certain ISDN facilities become widely available in the future. In addition, the Company is researching the provision of full motion video to the trading desk.

     ATM is an emerging technology that represents a new method of switching and transporting data across disparate LANs and WANs. ATM offers two primary advantages over current networking technologies. First, ATM can move a wide range of data types, such as voice, video, data and graphics, at speeds of up to 2 gigabits per second. ATM provides a point-to-point connection between any two network nodes that makes available the full network bandwidth. Second, ATM allows the dynamic reconfiguration of networks to adapt to the constantly changing needs of workgroups. Today, LANs require the geographic proximity of workgroups to a LAN server while ATM allows the creation of logical networks independent of the location of the individual nodes. ATM is expected to provide low cost connectivity and the high bandwidth necessary to take advantage of the most advanced applications, such as video conferencing and interactive multimedia communications.

      The Company is a member of the ATM Forum, a select group of technology companies that exchange development information regularly in order to enhance the participants' knowledge of the technology. IPC has already begun research on enhancements to its current digital switch that will enable it to connect to an ATM network.

Manufacturing

      The Company manufactures its products at a leased 85,000 square foot building in Westbrook, Connecticut. The facility houses production lines, a repair department, inventory, a training center and various support functions, including production scheduling, purchasing and quality assurance personnel and production lines for circuit board assembly.

      Management believes that the manufacturing facility and its resources are capable of handling expected demand for the foreseeable future. The Company believes that there are adequate supplies of labor in the immediate area of the Westbrook facility.

      Most components have a relatively short lead time of approximately 30 days. However, there are a few long lead time items, specifically displays and buttons, that need up to 24 weeks order time. The Company purchases certain key product components that are made to order from single source suppliers. Materials are ordered to a production forecast that is derived by constantly monitoring sales activity. The Company believes that its relationships with its suppliers are good, and it has not experienced supply difficulties due to a supplier not being able to produce goods.

Competition

     The markets for sophisticated communications equipment and Information Transport Systems are highly competitive. Although some of the Company's competitors are substantially larger and have greater resources, management believes that IPC's strong market position is the result of its consistent ability to produce high quality products, its established reputation for the highest quality service, strong relationships with customers, experienced management and sales and technical staff.

      In the worldwide market for trading turrets, IPC's main competitors are V Band Corporation and British Telecommunications plc. The Company also competes with Hitachi Ltd., Telaid, Etrali S.A., Telenorma Gmbh (a division of Robert Bosch Gmbh) and LM Ericsson. Management believes it has significant advantages over its competitors by providing superior quality products and outstanding customer service.

      Direct competition to IPC in the Information Transport Systems business is difficult to identify. Although a number of companies can compete for parts of what the Company includes in its customer solutions (for example, cable installation), management believes that its expertise and global capability to support the full range of Information Transport Systems requirements of large national and international customers provide it with significant competitive advantages.

      Direct competition to IPC iXnet is also difficult to identify. Although a large number of companies provide global telecommunication services, management believes that IPC iXnet will provide a unique value added service to the financial services industry that will provide IPC iXnet with significant competitive advantages.

Intellectual Property

      The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company currently has 13 United States patents, including design patents, and five more pending patent applications for its technologies. The Company also relies on unpatented know-how and trade secrets and employs various methods, including confidentiality agreements with employees and consultants, to protect its trade secrets and know-how. The Company also may desire to develop, produce and market commercially viable new products, such as personal communications systems, that may require new or renewed licenses from others.

Employees

      As of September 30, 1995, the Company had 598 full-time, non-union employees worldwide, including 512 in the United States and 86 in the United Kingdom. Of these, 56 were engaged in marketing and sales, 73 in research, development and product engineering, 106 in finance, branch and corporate administration, 178 in manufacturing and 185 in operations.

     An additional 464 United States workers are represented by collective bargaining units, including 427 within the New York metropolitan area provided under labor pooling agreements between the Company and two of its affiliates. Contracts with unions are negotiated every three years. Current agreements expiring through June 11, 1998 provide benefits, wage rates, wage increases and grievance and termination procedures. The Company has never experienced a work stoppage. Management believes that its current relations with labor are good and that existing union contracts will be renewed.

Environmental Matters

     The Company is subject to various federal, state and local environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of its manufacturing process. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, there is no assurance that environmental legislation may not in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations.

ITEM 2.   PROPERTIES

       The Company leases its manufacturing facility in Westbrook, Connecticut, its executive offices in New York City, its research and development facility in Stamford, Connecticut and its branch offices and sales offices in the United States and in the United Kingdom.

      The   Company  believes that its current  facilities  are
adequate for its immediate and short-term requirements and does not anticipate the need for significant expansion in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

      The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. In the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations. See "Certain Transactions and Relationships -- Contel Litigation" contained in the Proxy
Statement, for a discussion of certain pending legal proceedings, to which the Company is not a party, involving the Acquisition of the Predecessor Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None




                         PART  II

 ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

  The Company's common stock is listed on the Nasdaq
  National Market (Nasdaq - IPCI). The following table sets forth the high and low sales prices reported by the Nasdaq.
  The common stock began trading on September  27, 1994.

  For the year ended:

                       September 30,      September 30,
                            1995               1994
                        High      Low       High    Low
First Quarter          15 1/4     11        N/A     N/A
Second Quarter         14         11 1/4    N/A     N/A
Third Quarter          15 1/2     11 1/2    N/A     N/A
Fourth Quarter         18 3/4     12        16 1/4  15


 As of November 30, 1995 there were 56 holders of record of the Company's stock.

To date, the Company has not paid any cash dividends to its stock holders. Any future payment of cash dividends will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors.
The Company does not intend to pay cash dividends in the foreseeable future but intends to retain its earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA (unaudited)
              (amounts in thousands, except earnings per share)


                                                                                                 Predecessor
                                                                                                 Company
                                                            For the eleven  For the ten
                                       For the year ended   months ended  months ended
                                         September 30,       September 30  October 29,
                             1995       1994       1993         1992        1991
Statement of Operations:
  Revenues                 $206,254  $163,671   $112,714      $68,687      $58,371

  Gross Profit               63,173    48,043     31,152       20,346       16,185

  Net income (loss)          13,267    16,549 (1)  1,753      (3,478)      (5,496)

  Earnings per share        $  1.26

  Weighted average
  shares outstanding        10,506

  Pro forma earnings per share          $ 1.11 (2)

  Pro forma weighted average
  shares outstanding                      8,535 (2)

 Supplemental pro forma
  earnings per share                          0.88 (3)



                               September 30,         September 30 October 29,
Balance Sheet Data:               1995       1994       1993       1992        1991
  Working capital           $  46,851   $  27,661  $  16,696  $7,077  $11,597
  Total Assets                128,036     110,702     70,120  44,488   35,434
  Long-term debt                           10,663     12,916      5,338
  Notes payable to stockholders             1,411       1,411      1,411
  Stockholders' equity         58,504      21,122       7,328     5,985 20,506

[FN]
(1)Net income includes the cumulative effect of the Company's termination of its S corporation status which resulted in a tax benefit of $ 3,295.

(2) Pro forma earnings per share was computed by dividing pro forma net income (income before provision for income taxes less pro forma provision for income taxes) by pro forma weighted average number of shares outstanding. The pro forma provision for income taxes assumes that IPC-US was subject to corporate federal income taxes for the year and excludes the tax benefit associated with the termination of the Company's S corporation status
    (See (1) above). Pro forma weighted average number of shares outstanding is the historical weighted average number of shares outstanding during the year adjusted to give effect to the number of shares whose proceeds were necessary to pay the remaining S corporation distribution to pre-Offering stockholders.

(3) Effective October 1, 1994, and in connection with the Company's initial public offering, IPC converted from an S corporation to a C corporation. Supplemental pro forma earnings per share for 1994 has been calculated using the Company's reported income before taxes and giving effect for both the Company's fiscal 1995 effective tax rate and weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables set forth certain statements of operations data and its percentage to total revenues for the periods indicated:


                                                     For the year ended
                                                         September 30,
                                                1995        1994        1993
Revenues:
 Turret sales and installation............... $100,851     $70,166     $54,973
 Turret service..............................   50,057      51,433      45,586
 Information Transport Systems sales
 and installation..........                     39,096      33,363        8,678
 Information Transport Systems service          16,250        8,709       3,477
  Total revenues.............................  206,254     163,671     112,714
 Cost of revenues............................  143,081     115,628       81,562
     Gross profit............................   63,173      48,043      31,152
 Research and development expenses......        10,108        7,654       7,703
 Selling, general and administrative
  expenses                                      31,038      23,727      19,542
     Income from operations..................   22,027      16,662        3,907
 Interest income/(expense), net..............      233       (1,568)       (1,404)
 Gain on renegotiation of lease obligation on                   517         451
 Other income/(expense), net.................      226           65          74
  Income before provision for income taxes      22,486      15,676        3,028
 Provision/(benefit) for income taxes........    9,219       (873)       1,275
    Net income...............................   $13,267     $16,549      $1,753

Revenues:
 Turret sales and installation...............      48.9 %     42.9 %       48.8 %
 Turret service..............................      24. 3      31.4        40.4
 Information Transport Systems sales
 and installation                                 18. 9        20.4        7.7
 Information Transport Systems service.......      7.9         5.3          3.1
  Total revenues.............................     100.0         100.0      100.0
 Cost of revenues............................      69.4        70.6         72.4
     Gross profit..........................        30.6           29.4       27.6
 Research and development expenses.....             4.9        4.7          6.8
 Selling, general and administrative
  expenses                                         15.0         14.5       17.3
     Income from operations..................     10.7         10.2            3.5
 Interest income/(expense), net..............    0.1          (0.9)          (1.2)
 Gain on renegotiation of lease obligation on                0.3            0.4
 Other income/(expense), net.................    0.1           0.0            0.0
  Income before provision for income taxes      10.9          9.6           2.7
 Provision/(benefit) for income taxes........   4.5         (0.5)           1.1
    Net income...............................    6.4%        10.1%       1.6%


     Comparison of the year ended September 30, 1995 to the year ended September 30, 1994

     Revenues.  Total revenues increased by $42.6 million or
26.0 %, to $206.3 million in the year ended September 30, 1995 from $163.7 million in the year ended September 30, 1994.

      Revenues from turret installation and related service increased by $29.3 million, or 24.1%, to $150.9 million in the year ended September 30, 1995 from $121.6 million in the year ended September 30, 1995. This increase is primarily attributable to the increased acceptance of Tradenet MX. Management anticipates that sales of Tradenet MX will generate the majority of turret sales and installation revenue for the foreseeable future.

     Revenues from Information Transport Systems sales and related service increased by $13.3 million, or 31.6% to $55.3 million in the year ended September 30, 1995 from $42.1 million in the year ended September 30, 1994. These increases were attributable to the continuing development and expansion of the Information Transport Systems business. Management expects its Information Transport Systems business will continue to grow more rapidly than the turret business and will represent an increasing proportion of total revenues.

      Gross Profit. The gross profit as a percentage of total revenues increased to 30.6% for the year ended September 30, 1995 from 29.4% for the year ended September 30, 1994. This increase in gross profit percentage is due to continued installation efficiencies and manufacturing cost reductions.

       Research and Development Expenses. Research and development expenses increased by $2.5 million, or 32.1%, to $10.1 million in the year ended September 30, 1995 from $7.7 million in the year ended September 30, 1994. The increase was due to the ongoing development of new products and enhancements to existing products. The Company believes that development of new products and enhancements to existing products are essential to its continuing success, and management intends to continue to devote substantial resources to research and product development in the future.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.3 million, or 30.8 %, to $31.0 million in the year ended September 30, 1995 from $23.7 million in the year ended September 30, 1994. As a percentage of revenues, expenses increased to 15.0% for the year ended September 30, 1995, from 14.5% for the year ended September 30, 1994. These increases are attributable to a rise in headcount and other expenses to support higher business levels and the continued development and expansion of the Company's Information Transport Systems business.

      Interest Income / (Expense). Interest income / (expense) increased to $0.2 million in income for the year ended September 30, 1995 from $1.6 million in expense for the year ended September 30, 1994. This increase was due to the repayment of long-term debt from the proceeds of the Company's initial public offering in October 1994 and interest earned on temporary cash investments and short-term investments throughout fiscal 1995.

      Gain  on  Renegotiation  of Lease  Obligation  on  Vacant
Facilities.    The  Company  renegotiated  its  obligation   in
connection with certain vacant facilities resulting in  a  $0.5 million gain for the year ended September 1994.

      Provision for Income Taxes. The Company's effective tax rate for the year ended September 30, 1995 was 41%. Effective October 1, 1994, the Company terminated its S corporation status and, as a result, was subject to corporate federal income taxes in fiscal 1995. Accordingly, the year ended September 30, 1995 reflects an increase in the provision for income taxes as the comparable prior year's tax provision was based on the Company's S corporation status. On a comparable basis, assuming the same effective tax rate and number of shares outstanding after the Company's October, 1994 initial public offering, net income would have been  $9.2  million  or
$0.88 per share for the year ended September 30, 1994.

     Comparison of the Year Ended September 30, 1994 to the
Year Ended September 30, 1993

      Revenues.   Total revenues increased by $51.0 million  or
45.2%,  to $163.7 million in the year ended September 30,  1994 from $112.7 million in the year ended September 30, 1993.

      Revenues from turret sales and installation increased by $15.2 million, or 27.6%, to $70.2 million in the year ended
September 30, 1994 from $55.0 million in the year ended September 30, 1993. This increase is primarily attributable to the increased acceptance of Tradenet MX and the continuing level of activity in the financial services industry. Management anticipates that sales of Tradenet MX will generate the majority of turret sales and installation revenue for the foreseeable future.

     Revenues from turret service increased by $5.8 million, or 12.8%, to $51.4 million in the year ended September 30, 1994 from $45.6 million in the year ended September 30, 1993. The increase was due to a higher level of moves, adds and changes to existing installations.

      Revenues from Information Transport Systems sales and installation increased by $24.7 million, or 284.5% to $33.4 million in the year ended September 30, 1994 from $8.7 million in the year ended September 30, 1993. Revenues from Information Transport Systems service increased by $5.2 million, or 150.5%, to $8.7 million in the year ended September 30, 1994 from $3.5 million in the year ended September 30, 1993. These increases were attributable to the continuing development and expansion of the Information Transport Systems business. Management expects its Information Transport Systems business will continue to grow more rapidly than the turret business and will represent an increasing proportion of total revenues. Management expects that service revenue from Information Transport Systems will experience growth as the sales and installation of Information Transport Systems products continue to increase.

      Gross Profit. Total gross profit increased by $16.9 million or 54.2%, to $48.0 million in the year ended September 30, 1994 from $31.2 million in the year ended September 30, 1993. The improvement was primarily due to an increase in gross profit from turret sales and installation. The high level of market acceptance of Tradenet MX led to increased unit volumes and allowed the Company to reduce the level of discounts. This combined with continuing cost reduction and installation efficiency helped to increase gross profit margins for turret sales and installation.

      The gross profit as a percentage of total revenues increased to 29.4% for the year ended September 30, 1994 from 27.6% for the year ended September 30, 1993. The increase in the gross profit percentage in turret sales and installation described above was partially offset by an increase in the proportion of total revenues attributable to the Information Transport Systems business which generally provide a lower margin. To establish the Company's Information Transport Systems business with certain large customers, the Company accepted several installations at lower margins which had an adverse effect on margins in the year ended September 30, 1994.

       Research and Development Expenses. Research and development expenses remained relatively stable at $7.6 million in the year ended September 30, 1994 compared to $7.7 million in the year ended September 30, 1993 . The slight decrease resulted from a lower utilization of independent consultants. The Company believes that development of new products and enhancements to existing products are essential to its continuing success, and management intends to continue to devote substantial resources to research and product development in the future.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.2 million or 21.4%, to $23.7 million in the year ended September 30, 1994 from $19.5 million in the year ended September 30, 1993. As a percentage of revenues, such expenses were reduced to 14.5% for the year ended September 30, 1994, from 17.3% for the year ended September 30, 1993, as a result of increased revenues and controlled expenditure growth . A portion of the increase in the year ended September 30, 1994 relates to a $0.8 million charge relating to an employment agreement for a senior executive in connection with efforts associated with the Company's Offering and a $0.9 million charge for administrative service fees pursuant to labor pooling agreements entered into as of October 1, 1993. In addition, expenses have increased due to personnel additions to support expanding business levels.

      Interest Income / (Expense). Interest income /(expense) increased to $1.6 million in net expense for the year ended September 30, 1994 from $1.4 million in net expense for the year ended September 30, 1993, due to increased usage of the Company's line of credit necessitated by the growth in its business and increased interest rates.

      Gain on Renegotiation of Lease Obligation on Vacant Facilities. The Company renegotiated its obligation in connection with certain vacant facilities resulting in a $0.5 million gain for both the years ended September 1994 and 1993.

     Provision for Income Taxes. For the years ended September 30, 1994 and 1993, IPC-US was an S corporation for United States federal tax purposes. On September 29, 1994, IPC-US filed a notification terminating its S corporation status, effective October 1, 1994, and will be subject to corporate federal income taxes in fiscal 1995. The benefit for income taxes for the year ended September 30, 1994 of $0.9 million results from a tax benefit in the amount of $3.3 million in connection with the Company's termination of its S corporation status partially offset by a provision for state taxes and the taxes of IPC-UK. For the year ended September 30, 1994 the provision for income taxes of $1.3 million relates primarily to taxes payable for the taxable income of IPC-UK.

Liquidity and Capital Resources

      On October 3, 1994 the Company completed its Offering of 3,250,000 shares of common stock at $15.00 per share and received Offering proceeds of $45,337, net of underwriting discounts and commissions. During the year ended September 30, 1995, Offering proceeds were used to repay long-term debt of $10,663, repay notes payable to stockholders of $1,411 and pay an S corporation distribution of $18,530 to pre-Offering stockholders. The remaining proceeds were invested in temporary cash investments and short term investments

      Net cash provided by operations was $7.3 million for the year ended September 30, 1995. Net cash provided by operations resulted from operating profits and inventory decreases from production efficiencies, offset by increases in trade receivables primarily from higher sales levels.

     Net cash provided by operations was $7.3 million in the year ended September 30, 1994. Increases in inventory due to higher product demands and increases in trade receivables due to higher sales levels were more than offset by funds provided by increases in customer advances and deferred revenue and accounts payable and higher operating profits.

     Net cash used in operations was $5.2 million in the year ended September 30, 1993 primarily from the funding of inventory purchases required by increasing sales in the latter part of the fiscal year, which was partially offset by funds provided by accounts payable and customer advances and deferred revenue.

      Cash used in investing activities was $8.5 million, $1.2 million and $1.5 million for the years ended September 30, 1995, 1994 and 1993, respectively. Net cash flows used in investing activities resulted from property, plant and equipment expenditures, primarily composed of machinery and equipment and leasehold improvements. In connection with the Bridge Electronics, Inc. ("IPC Bridge") acquisition payment scheduled for January, 1996 the Company purchased $2.0 million of short-term investments during 1995.

      In December, 1994 the Company signed a promissory note with a bank for a line of credit up to $15 million. This line of credit was not utilized during the year ended September 30, 1995.

      In June of 1995, the Company acquired a controlling interest in International Exchange Networks, Ltd. ("IPC iXnet"). The Company acquired 80% of IPC iXnet for providing $5.5 million in working capital. The acquisition was accounted for using the purchase method of accounting.

      In April of 1995, the Company acquired the assets of IPC Bridge. The terms of the acquisition include a future payment of $2 million in cash, 76,923 shares of the Company's common stock and possible additional payments contingent on future performance. The acquisition was accounted for using the purchase method of accounting.

      The Company believes that cash flows from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future.

Quarterly Fluctuations and the Effects of Inflation

       The size and lead time of new orders can vary substantially and, since the Company generally recognizes revenue from the sale and installation of turret systems and Information Transport Systems on the completion of an installation, the Company's quarterly results of operations may fluctuate significantly. Management does not believe that inflation has a significant effect on the Company's results.

Foreign Exchange

      The Company's shipments to foreign distributors are generally invoiced in US Dollars. As a result, the Company believes its foreign exchange transaction exposure caused by these shipments is insignificant.

     Sales to the Company's customers in the United Kingdom are denominated in British Pounds Sterling. The Company does not hedge its net asset exposure to fluctuations in the US Dollar/British Pound Sterling exchange rate. Accordingly, the Company is subject to risks associated with such fluctuation. However, adjustments to the Company's financial position as a result of currency fluctuations have not been significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See  Financial  Statements and  Financial  Statement
Schedule beginning on page 21.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                           PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF
          THE REGISTRANT

     a. Identification of Directors:

     The information required by this Item is incorporated herein by reference to the information contained under the caption, "Election of Directors" in the Proxy Statement which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement") . Such information is incorporated by reference pursuant to General Instruction G(3).

     b. Identification of Executive Officers:

     The information required by this Item is incorporated herein by reference to the information contained under the captions "Election of Directors" and
     "Management" in the Proxy Statement. Such information is incorporated by reference, pursuant to General
     Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation" in the Proxy Statement. Such information is incorporated by reference, pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. Such information is incorporated by reference, pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Certain Transactions and Relationships" in the Proxy Statement. Such information is incorporated by reference, pursuant to General Instruction G(3).

               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

     (a)(1)    Financial Statements                                  Page(s)

          Report of Independent Accountants                              21

          Consolidated and Combined Balance Sheets as of                    22
          September 30, 1995 and 1994

           Consolidated  and Combined Statements of  Operations          23
           for  the  Years Ended September 30, 1995,  1994  and 1993

           Consolidated and Combined Statements of  Cash  Flows          24
           for the Years Ended September 30, 1995, 1994 and 1993

          Consolidated and Combined Statements of Stockholders'           25
          Equity  for the  Years Ended September 30,  1995, 1994
         and 1993

         Notes to Consolidated and Combined Financial Statements    26-37

     (a)(2)    Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts           38

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated and Combined Financial Statements or notes thereto.


     (a)(3)    Exhibits

Exhibit No.    Exhibit Title
*3.2      Amended and Restated Bylaws of Registrant

*10.2.1        Letter Agreement, dated October 17, 1995, by
          and between the Registrant and Richard P.
          Kleinknecht amending the Employment
          Agreement, dated May 9, 1994, by and between
          the Registrant and Richard P. Kleinknecht.

*10.3.1        Letter Agreement, dated October 17, 1995, by
          and between the Registrant and Peter J.
          Kleinknecht amending the Employment
          Agreement, dated May 9, 1994, by and between
          the Registrant and Peter J. Kleinknecht.

*10.4.1        Letter Agreement, dated October 17, 1995, by
          and between the Registrant and Jeffrey M. Gill
          amending the Employment Agreement dated
         August 29, 1994, by and between the Registrant
          and Jeffrey M. Gill.

*10.14.1  Employer Agreement, dated as of
          October 17, 1995, by and between the Registrant and Steven Terrell Clontz.

  21.2         Subsidiaries of the Registrant


* Filed as an exhibit to the Registrant's Report on Form 8-K, filed November 30, 1995, and incorporated herein by reference.

          (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed with the Securities and Exchange Commission during the fourth quarter of the fiscal year covered by this report.


                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IPC INFORMATION SYSTEMS, INC.



Date: December 29, 1995            By:/s/ RICHARD P.
KLEINKNECHT
                                    Richard P. Kleinknecht
                                    Chairman

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                             Title                       Date

 /s/ RICHARD P. KLEINKNECHT   Chairman and         December 29,
         Richard P. Kleinknecht             Director                   1995


  /s/ PETER J. KLEINKNECHT    Vice Chairman and    December 29,
         Peter J. Kleinknecht                     Director              1995


 /s/ TERRY CLONTZ        Chief Executive      December 29,
        Terry Clontz                   Officer,             1995
                                    President and
                                       Director
                          (Principal Executive Officer)

     /s/ JEFFREY M. GILL      Chief Operating      December 29,
           Jeffrey M. Gill                   Officer              1995


     /s/ GREGORY RIEDEL       Chief Financial      December 29,
               Gregory Riedel                Officer              1995
                                (Principal Financial Officer)
                               (Principal Accounting Officer)

  /s/ THEODORE J. JOHNSON Director             December 29,
        Theodore J. Johnson                                     1995


   /s/ ROBERT J. MCINERNEY    Director             December 29,
          Robert J. McInerney                                           1995


     /s/ PETER M. STEIN       Director             December 29,
           Peter M. Stein                                          1995


REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
of IPC Information Systems, Inc.:



     We have audited the consolidated and combined financial statements and the financial statement schedule of IPC Information Systems, Inc. listed in Item 14(a) of this Form 10-
K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of IPC Information Systems, Inc. as of September 30, 1995 and 1994, respectively, and the consolidated results of their operations and their cash flows for the year ended September 30, 1995 and the combined results of their operations and their cash flows for the years ended September 30, 1994 and 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                     COOPERS & LYBRAND L.L.P.


New York, New York
December 8, 1995

                                     IPC INFORMATION SYSTEMS, INC.
                                      CONSOLIDATED AND COMBINED BALANCE SHEETS
                                     (Dollars in Thousands, Except Per Share Amounts)

                                                                                                     September 30,
                                                                 September 30 September 30    1994
                                                                      1995            1994           Pro Forma
                                                                Consolidated Combined   See Note 1
                                                                                                       (unaudited)
ASSETS:
Current assets:
   Cash and temporary cash investments..........  $15,786      $2,616      $17,389
   Trade receivables, less allowance of $1,572
    and $1331.....................................                50,513      39,450         39,450
   Inventories..................................                   35,111      50,426         50,426
   Prepaid expenses and other current assets.      9,526       8,117          5,032
        Total current assets....................            110,936     100,609        112,297

Property, plant and equipment, net..............       9,236       4,797          4,797
Other assets, net...............................               7,864       5,296          5,296
        Total assets............................            $128,036    $110,702     $122,390

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..............................          $14,807     $15,542      $15,542
  Accrued liabilities...........................               19,366      16,164         16,164
  Customer advances and deferred revenue........ 29,912      39,831         39,831
  Notes payable to stockholders.......................       ......    1,411
        Total current liabilities...............              64,085      72,948         71,537

Long-term debt..................................                          10,663
Other liabilities...............................                5,447       5,969          5,969
        Total liabilities.......................                 69,532      89,580         77,506

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none  issued and outstanding
  Common stock - IPC-US: $0.01 par value, authorized
     25,000,000 shares; issued 10,763,740 and 7,451,883 shares
     at September 30, 1995 and 1994, respectively;
     IPC-UK: BP 1 par value, authorized, issued and outstanding 100
     ordinary shares at September 30,1994.......          107          75         105
  Paid-in capital...............................                   45,853        8,986        45,101
  Retained earnings ............................               13,262      12,383
     Less treasury stock, at cost, 242,185 shares in 1995
     and 195,611 shares in 1994.................         (718)         (322)           (322)
        Total stockholders' equity..............            58,504      21,122         44,884
        Total liabilities and stockholders' equity $128,036    $110,702     $122,390



                See Notes to Consolidated and Combined Financial Statements.



IPC INFORMATION SYSTEMS, INC.

 CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
 (Dollars in Thousands, Except Per Share Amount)


                                                   For the year ended
                                         Sept 30, 1995 Sept 30, 1994   Sept 30, 1993
                                         Consolidated  Combined          Combined
Revenues:
   Product sales and installation............$139,947   $103,529    $63,651
   Service........................       ...........  66,307     60,142     49,063
                                                        206,254    163,671    112,714
Cost of revenues:
   Product sales and installation............  95,174     74,233     48,294
   Service...................................          47,907     41,395     33,268
                                                        143,081    115,628     81,562
        Gross profit.........................        63,173     48,043     31,152

Research and development expenses.... 10,108      7,654      7,703
Selling, general and administrative
  expenses..........................                31,038     23,727     19,542
        Income from operations...............  22,027     16,662      3,907

Interest income/(expense), net...............     233     (1,568)    (1,404)
Gain on renegotiation of lease obligation on
vacant facilities                                                         517        451
Other income/(expense), net..................     226         65         74
        Income before provision for income ta    22,486   15,676         3,028
Provision/(benefit) for income taxes.........     9,219    (873)        1,275
        Net income...........................    $13,267    $16,549     $1,753

Earnings per share........................... $    1.26

Weighted average shares outstanding.... 10,506

Pro forma data (unaudited) (See Note 1):

Pro forma provision for income taxes..........            $    6,184

Pro forma earnings per share ................                $      1.11

Pro forma weighted average number of
shares outstanding.....................................         .       8,535


See Notes to Consolidated and Combined Financial Statements.



IPC INFORMATION SYSTEMS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                    For the year ended
                                           Sept 30, Sept 30, 1Sept 30, 1993
                                           ConsolidaCombined  Combined
Cash flows from operating activities:
Net income................................ $13,267   $16,549   $1,753
 Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization..........  2,058     2,317    2,151
    Other amortization.....................  1,782     1,971    2,063
    Provision for doubtful accounts........    861       786      450
    Deferred income taxes.................. (1,084)   (4,256)       2
    Gain on renegotiation of lease obligation          (517)    (451)
 Changes in operating assets and liabilities:
    Trade receivables......................(11,804)  (11,783) (16,188)
    Inventories............................ 15,440   (23,100) (12,325)
    Prepaid expenses and other current assets (1,606)   (3,545)     758
    Other assets...........................   (342)      142     (514)
    Accounts payable.......................   (717)    3,044    6,591
    Accrued liabilities and other liabilitities   (630)    3,190    1,666
    Customer advances and deferred revenue. (9,882)   22,455    8,884
         Net cash provided by (used in)
           operating activities                         7,343     7,253  (5,160)
Cash flows from investing activities:
    Capital expenditures................... (6,499)   (1,173)  (1,494)
    Purchase of short-term investment...... (2,007)
         Net cash (used in) investing activities (8,506)   (1,173)  (1,494)
Cash flows from financing activities
    Proceeds from long-term debt...........          123,211   91,145
    Repayment of long-term debt............(10,663) (125,464) (83,567)
    Repayment of notes payable to affiliates (1,411)
    Proceeds from the sale of common stock. 45,337
    Purchase of treasury stock.............   (396)      (72)    (250)
    S corporation distribution.............(18,530)   (2,470)
         Net cash provided by (used in)
         financing activities                     14,337    (4,795)   7,328
Effect of exchange rate changes on cash....     (4)     (243)     (62)
Net increase in cash....................... 13,170     1,042      612
Cash, beginning of period..................  2,616     1,574      962
Cash, end of period........................ $15,786    $2,616   $1,574

Supplemental cash flow information:
    Income taxes paid...................... $9,876   $  1,390  $   335
    Interest paid.......................... $     18        $ 1,157  $   913

See Notes to Consolidated and Combined Financial Statements.


IPC INFORMATION SYSTEMS, INC.
 CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)


                                                                   Paid   Retained             Total
                                                              Par       in    earnings Treasury stockholders'
                                                              Value   Capital  (deficit) stock     equity
Consolidated balance, September 30, 1992  75       8,986    (3,076)                 5,985
   Translation adjustment.....................................               (160)                  (160)
   Net income.................................................                  1,753                    1,753
   Purchase of treasury stock..........................................         $   (250)          (250)
Combined balance, September 30, 1993........ 75      8,986   (1,483)  (250)         7,328
   Translation adjustment.....................................                 (213)                  (213)
   Net income.................................................                    16,549                  16,549
   Purchase of treasury stock..........................................                 (72)              (72)
   S corporation distribution................................               . (2,470)                  (2,470)
Combined balance, September 30, 1994........    $75   $8,986  $12,383    ($322)    $21,122
   Translation adjustment.....................................                      (34)                   (34)
   Net income.................................................                        13,267                  13,267
   Net proceeds from initial public offering     32   42,219                                        42,251
   Issuance of common stock under
      employment contract.................                    824                                         824
   Purchase of treasury stock..........................................                        (396)     (396)
   S corporation distribution........................ (6,176) (12,354)                               (18,530)
Consolidated balance, September 30, 1995.. $107  $45,853  $13,262    ($718)    $58,504

See Notes to Consolidated and Combined Financial Statements.

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)


1.      Change in Capitalization:

   The Company completed an initial public offering (the "Offering") of 3,250,000 shares of common stock at $15.00 per share on October 3, 1994. In connection with the Offering, on May 9, 1994, the Company's stockholders approved a change in the Company's capital stock to authorize 25,000,000 shares of $.01 par value common stock and 10,000,000 shares of $.01 par value preferred stock. Pre-Offering stockholders exchanged their shares for new common shares on a 620.991 for 1 basis prior to consummation of the Offering. The financial statements reflect this change in capitalization.

   Pro                      Forma                     Information
   An unaudited pro forma balance sheet as of September 30, 1994 is presented with the historical balance sheets. The pro forma balance sheet includes adjustments for: (a) recording the proceeds of the Offering of $45,337, (b) charging the deferred costs of the Offering of $3,086 against the proceeds from the Offering and (c) payment of notes to stockholders of $1,411, long-term debt of $10,663 and the distribution of $18,530 to the pre-Offering stockholders from the proceeds of the Offering.

   Pro forma provision for income taxes for 1994 assumes that IPC-US was subject to corporate federal income taxes for the year and excludes the tax benefit associated with the termination of the Company's S corporation status (see Note
   10).   The  pro  forma  weighted  average  number  of   shares
   outstanding is the historical weighted average number of shares outstanding during the year adjusted to give effect to the number of shares, at the initial offering price of $15.00 per share, whose proceeds were necessary to pay the remaining S corporation distribution. The pro forma net income per share has been computed by dividing pro forma net income (income before provision for income taxes less pro forma provision for income taxes) by the pro forma weighted average number of shares outstanding.

2. Summary of Significant Accounting Policies:

   Principles of Consolidation and Combination
   The consolidated financial statements include the accounts of IPC Information Systems, Inc. and its subsidiaries, substantially all of which are wholly-owned. The combined financial statements include the accounts of IPC-US and its affiliated company, IPC-UK. Intercompany balances and transactions have been eliminated.

   Revenue Recognition
   Revenue from product sales and installation is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. Revenues from "time and material" orders and other services are recognized upon completion of the services performed. Contracts for maintenance are billed in advance, and are recorded as deferred revenue and recognized ratably over the contractual periods.

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)


   Cash and Temporary Cash Investments
   The Company places cash with several high quality financial institutions and thereby limits the amount of credit exposure to any single financial institution. Temporary cash investments with original maturities of less than three months are considered cash equivalents and consist of high grade municipal bond funds and time deposits. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

   Trade Receivables
   Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers are progress-billed prior to the completion of the contract.

   Inventories
   Inventories are stated at the lower of FIFO (first in, first out) cost or market. Inventory costs include all direct manufacturing costs and applied overhead.

   Property, Plant and Equipment
   Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. When property or equipment are sold, retired or otherwise disposed of, the asset cost and related accumulated depreciation are removed from the accounts; gains and losses on such dispositions are reflected in current operations.

   Capitalized Product Development Costs
   Capitalized product development costs represent costs incurred after technological feasibility is established for the related product. The amortization of capitalized product development costs is, the greater of the amounts computed based on the estimated revenue distribution over the products revenue-producing lives, or the straight-line basis, not to exceed four years, beginning when the product becomes available for general release to customers. No product development costs were capitalized in the years ended September 30, 1995 and 1994. Unamortized capitalized product development costs, which relate solely to the Tradenet MX product, were $626 and $1,251 at September 30, 1995 and 1994, respectively, and are included in other assets. Amortization expense for each of the years ended September 30, 1995, 1994 and 1993 was $626.

   Intangible Assets
   Intangible assets, which are carried at cost less accumulated amortization, consist primarily of acquired technology and goodwill. Goodwill represents the excess of the cost over the fair value of the identifiable tangible and intangible assets acquired in various acquisitions. Costs allocated to technology and goodwill acquired in acquisitions are amortized on a straight-line basis over the periods benefited, principally 4 to 10 years. The Company measures the recoverability of acquired technology and goodwill based on anticipated gross operating income.

   Research and Development
   Research and development expenditures are charged to expense as incurred.

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)


   Income Taxes
   In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. Provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   Foreign Currency Translation Adjustment
   The balance sheets and statements of operations of IPC-UK are measured using the local currency as the functional currency. Assets and liabilities of IPC-UK are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders equity.

   Earnings Per Share
   Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, computed in accordance with the treasury stock method. Historical earnings per share were $2.27 and $0.24 for the years ended September 30, 1994 and 1993, respectively.

   Reclassifications
   Certain reclassifications have been made to the previous years' financial statements in order to conform to the current period's presentation.

3. Acquisitions
   During June, 1995 the Company acquired a controlling interest in International Exchange Networks, Ltd. ("IPC iXnet"). The Company acquired 80% of IPC iXnet for providing $5,500 in working capital. The acquisition was accounted for using the purchase method of accounting. Included in other assets at September 30, 1995 is $1,222, representing the excess of the cost over the fair value of the identifiable tangible assets acquired allocated to acquired technology.

   During April, 1995 the Company acquired the assets of Bridge Electronics, Inc. ("IPC Bridge"). The terms of the acquisition include a scheduled future payment in January, 1996 of $2,025 in cash, 76,923 shares of the Company's common stock, valued at $700, scheduled to be issued in January, 1996 and possible additional payments contingent on future performance. The acquisition was accounted for using the purchase method of accounting. Included in other assets at September 30, 1995 is $2,501, representing the excess of the cost over the fair value of the identifiable tangible and intangible assets acquired.

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)


     4. Inventories:
                                                                              September 30,
                                                                               1995   1994
Components and manufacturing work in process       $9,245  $17,851
Inventory on customer sites awaiting installation   18,984   27,253
Parts and maintenance supplies                       6,882   5,322
                                                   $35,111  $50,426



5. Property, Plant and Equipment:
                                                                                   September 30,
                                                                              1995            1994
Land                                                $329            $329
Machinery and equipment                            13,501          8,561
Furniture and Fixtures                              1,654          1,366
Leasehold improvements                              2,789          1,520
                                                   18,273         11,776
Less, accumulated depreciation and amoritzation     9,037         6,979
                                                    $ 9,236      $4,797



6. Long-Term Debt:

   At September 30, 1994 the Company had outstanding debt from a revolving loan and credit agreement, as amended, which provided for revolving credit of up to $13,500. Borrowings bore interest at Chemical Bank's announced prime rate plus 2.75% per annum; the interest rate at September 30, 1994 was 10.5%. In October 1994, the Company repaid its debt in full from the proceeds of the Offering and terminated the agreement under which the debt was incurred. In December 1994, the Company signed a promissory note with a bank for a line of credit up to $15,000 of which none is outstanding at September 30, 1995.

7. Deferred Compensation and Other Benefit Plans:

   The Company has assumed responsibility for deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $20-$75 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements, aggregated $7,450 and $3,606 at September 30, 1995 and $7,600 and $3,491 at September 30, 1994, respectively.

IPC INFORMATION SYSTEMS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,  continued

(Dollars in Thousands, Except Per Share Amounts)

    Approximate payments for subsequent annual periods related to the deferred compensation agreements, at September 30, 1995, are as follows:

   1996                                                     $150
   1997                                                      188
   1998                                                      225
   1999                                                      280
   2000                                                      320
Thereafter                                                6,287
                                                             $7,450

   In  April  1995,  IPC-US  terminated its  participation  in  a defined  contribution  plan sponsored by Kleinknecht  Electric
   Company  ("KEC"), an affiliated company, and adopted  its  own
   plan   for  all  eligible  US  employees.  According  to  plan
   provisions,  IPC-US contributions are discretionary   and  are
   subject  to  approval  by  the Board of  Directors.   Eligible
   employees   may   contribute  up  to  15%  of   their   annual
   compensation.  IPC-US  contributed $520  for  the  year  ended
   September  30,  1995. For the years ended September  30,  1994 and 1993, the Company elected not to contribute to the plan.

   IPC-UK  has  a  defined  contribution  plan  covering  all  UK
   employees.   Employee  contributions are limited  by  statute,
   generally  not  to  exceed  17.5%  of  base  salary.    IPC-UK
   contributions,  net  of  forfeitures,  for  the  years   ended
   September  30,  1995, 1994 and 1993 were  $92,  $76  and  $47, respectively.

   The  Company  paid to KEC and Kleinknecht Electric  Company  -
   New   Jersey  ("KEC-NJ"),  also  an  affiliated  company,   in
   accordance   with  labor  pooling  agreements,   approximately
   $5,074,  $4,744 and $2,803 for the years ended  September  30,
   1995,  1994 and 1993, respectively, representing pass  through contributions to various union sponsored pension plans.

   Stock Option and Incentive Plan
   In  1994  the  Company  adopted a stock option  and  incentive
   plan.   There are a total of approximately 791,000  shares  of
   common  stock reserved for issuance under the Company's  stock option  plan  at September 30, 1995.  At September  30,  1995,
   248,000  shares  have  been  granted,  net  of  16,000  shares
   cancelled,  at  prices ranging from $13.50 to  $18.00.   There
   are  5,000  shares  exercisable at  September  30,  1995.   At
   September  30,  1995,  an aggregate of  approximately  543,000 shares remain available for grant.

   The option plan also provides for the issuance of stock appreciation rights and restricted stock features under which shares of common stock may be issued to eligible employees.
   No such awards have been made.

   Employee Stock Purchase Plan
   In  1994, the Company adopted an employee stock purchase plan.
   There  are a total of 526,813 shares of common stock  reserved for  issuance under the Company's employee stock purchase plan
   at  September  30,  1995.   The  first  plan  year  under  the
   employee  stock purchase plan will expire as of  December  31,
   1995  and  shares  of common stock will be  issued  thereunder during January 1996.


IPC INFORMATION SYSTEMS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,  continued

(Dollars in Thousands, Except Per Share Amounts)

8. Commitments and Contingencies:

   Litigation
   Knight Ventures, Inc. ("KVI"), a company principally owned  by
   Peter   J.   Kleinknecht  and  Richard  P.  Kleinknecht   (the
   "Principal  Stockholders"),  and  the  former  parent  of  the
   Company,  is  currently in litigation with Contel  Corporation
   ("Contel")   over  among  other  claims,  responsibility   for
   approximately $3,300 of taxes, tax liens, tax assessments  and tax  warrants  with  respect to Contel IPC  (the  "Predecessor
   Company"),  for  periods  prior  to  the  acquisition  of  the
   Company  from  Contel.  As a result of the above dispute,  KVI has  withheld payment on a note in the amount of  $4,548  (the
   "Note")  to  Contel associated with KVI's acquisition  of  the
   Company.

   The   Note   is   guaranteed  by  KEC,   and   the   Principal
   Stockholders.  The Note, originally due on January  31,  1992, bears  interest at 9% per annum, except in default,  in  which case the interest rate increases to 12% per annum.  Since  the
   Company  is  not a guarantor of the Note, and its  assets  are not  pledged as collateral for the Note, the Note and  related accrued  interest  have not been reflected  in  the  financial statements.

   During 1992, Contel sought summary judgment on the Note and on the executed guarantees. KEC, the Principal Stockholders, and KVI cross-moved for an order granting summary judgment declaring that, among other things, Contel is responsible for all pre-closing taxes of the Company in excess of $338, as specified in the Tax Allocation Agreement entered into as part of the purchase agreement between KVI and Contel.

   In September 1992, Contel's motion for summary judgment was denied, the cross motion was declared premature and the parties were directed to serve formal pleadings. Included in other assets is $1,014 at September 30, 1995 and $989 at September 30, 1994 which represent amounts due, pursuant to the Tax Allocation Agreement, from Contel for pre-closing taxes paid by the Company. In addition, the Company has a receivable of $115 at both September 30, 1995 and 1994 which is included in other assets, for insurance premiums owed to the Company by Contel.

   Management and outside legal counsel believe Contel is fully responsible for the above-mentioned $3,300 and all related costs and expenses and that the aggregate receivable of $1,129, at September 30, 1995, is fully recoverable from Contel.

   Tax Allocation and Indemnification Agreement
   As  of  May  9,  1994, the Company, KVI and  the  pre-Offering
   stockholders    entered   into   a    Tax    Allocation    and
   Indemnification  Agreement (the "Tax Agreement")  relating  to their  respective income tax liabilities and  certain  related matters  as a consequence of the Offering.  The Tax  Agreement
   generally  provides that the pre-Offering   stockholders  will
   be  indemnified  by the Company with respect  to  federal  and state income taxes (plus interest and penalties) shifted  from
   a  C  corporation taxable year to a taxable year in which  the
   Company  was  an S corporation, and that the Company  will  be indemnified by the pre-Offering stockholders with  respect  to federal  and state income taxes (plus interest and  penalties)
   shifted  from an S corporation taxable year to a C corporation
   taxable  year.   However,  in the  case  of  the  pre-Offering
   stockholders'  obligation  to  indemnify  the  Company,   such
   obligation  shall  be  limited to the  tax  benefit,  if  any, derived  by the pre-Offering stockholders due to the shift  of taxable  income from a taxable year in which the  Company  was
   an  S  corporation  to  a  C corporation  taxable  year.   Any
   payment  made  by the


IPC INFORMATION SYSTEMS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,  continued

(Dollars in Thousands, Except Per Share Amounts)

   Company to the pre-Offering stockholders
   pursuant  to  the  Tax  Agreement may  be  considered  by  the
   Internal  Revenue Service or the state taxing  authorities  to
   be  nondeductible by the Company for income tax purposes.   In
   addition,  the  Company,  KVI, and the Principal  Stockholders
   have  agreed,  to the extent that either KVI or the  Principal
   Stockholders  receive any cash proceeds or  other  benefit  in the  form  of  a reduction in amounts payable on the  Note  to
   Contel  as  a  consequence of such litigation,  the  Principal
   Stockholders will pay to the Company the lesser  of  (i)  such benefit  or (ii) the amount paid by the Company for taxes  and related  charges subject to the dispute, plus  the  amount  of any  expenses  of  such  litigation incurred  by  the  Company
   following   the  consummation  of  the  Offering.    The   Tax
   Agreement  also  provided  that  KVI  assign  to  the  Company certain  benefits  and  rights of KVI with  respect  to  KVI's right  of  first refusal to purchase certain businesses  which
   may  compete  with  the  Company.   In  consideration  of  the
   Principal  Stockholders' agreement to make such  payments  and
   KVI's assignment of such rights, the Company will pay any  and all  expenses  incurred  in connection  with  such  litigation between  KVI  and  Contel and will not  proceed  independently against or receive any amount directly from Contel.

   Leases
   The Company has entered into various operating leases for real estate, equipment and automobiles.

   Rental  expenses under operating leases (excluding rentals  on vacant  facilities)  were $5,587, $5,252 and  $4,323  for  the years  ended  September 30, 1995, 1994 and 1993, respectively.
   Future   minimum   annual  rental  payments   required   under
   noncancellable operating leases (including rentals  on  vacant facilities) at September 30, 1995 are as follows:



   1996                                                 $4,482
   1997                                                  4,581
   1998                                                  3,637
   1999                                                  2,488
   2000                                                  2,065
   Thereafter                                            1,688
                                                       $18,941


   The Company has accrued for the minimum annual rental and estimated building operating costs under noncancellable operating leases for vacated facilities. These leases extend through May 1998. The gross and discounted present value of the accrued liability, net of payments made, approximated $1,958 and $1,844 at September 30, 1995 and $3,367 and $3,086
   at  September  30,  1994,  respectively.   The  discount  rate
   applied was 6.8%.

   Employment Agreements
   The Company has executed employment contracts for future services, that vary in length up to 5 years, with certain senior executives for which the Company has a minimum commitment aggregating approximately $9,300 at September 30, 1995.

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)

9. Related Party Transactions:

   Services Provided
   Affiliated companies performed various services and provided certain equipment to the Company. Services and/or equipment provided by affiliates are billed to the Company and settled through a periodic cash transfer to the affiliate. Approximately $38,666, $36,293 and $22,395 of technical labor, and $2,083, $1,767 and $1,746 of administrative labor was provided through agreements with KEC and KEC-NJ during the years ended September 30, 1995, 1994 and 1993, respectively.

   Effective October 1, 1993, the Company formalized in writing existing arrangements with KEC and KEC-NJ with respect to a pool of field technicians utilized by all three companies. KEC and KEC-NJ are responsible for administering the payroll and related services for these technical and clerical workers and the Company reimburses all compensation and benefits paid by KEC and KEC-NJ attributable to services performed for the Company plus a fee equal to 2.5% of such costs. For the years ended September 30, 1995 and 1994, KEC and KEC-NJ billed the Company payroll administrative services of $1,024 and $922, respectively.

   Approximately $2,986 of subcontract labor was provided by KEC during the year ended September 30, 1993. For the year ended
   September 30, 1993, KEC billed the Company administrative services of $200.

   A portion of the Company's New York branch operation is co-located with KEC in a building owned by the Principal
   Stockholders. For each of the years ended September 30, 1995, 1994 and 1993, the Company was charged approximately $430 for rent expense. In addition, for the years ended
   September 30, 1995, 1994 and 1993, the Company rented on a month to month basis two other facilities from entities controlled by the Principal Stockholders for which the Company was charged approximately $55, $130 and $98, respectively.

   Equipment Rentals
   Equipment  rentals  from  an  affiliated  company  were  $975,
   $1,201  and $754 for the years ended September 30, 1995,  1994 and 1993, respectively.

   Subcontracts and Other
   The Company and other companies controlled by the Principal Stockholders periodically subcontract certain work to one
   another.   Amounts  charged  to companies  controlled  by  the
   Principal Stockholders under subcontracts with IPC for the years ended September 30, 1995 and 1994 were approximately $2,220 and $128, respectively, while amounts charged to IPC under subcontracts with companies controlled by the Principal Stockholders were approximately $587 and $993, respectively.

   In addition to the foregoing, the Company, KEC and KEC-NJ entered into a 20 year agreement dated as of May 9, 1994, with respect to business opportunities regarding cabling of communication infrastructures. KEC and KEC-NJ have agreed not to bid for or accept cabling jobs in competition with the Company, if it intends to bid or accept such work. In addition, because the Company is not a licensed electrical contractor, it has agreed to refrain from bidding for or accepting without the consent of KEC or KEC-NJ, as the case may be, all opportunities that combine both electrical and cabling work. The Company has also agreed to continue to refer to KEC and KEC-NJ certain

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)

   electrical contracting  bid
   opportunities identified from time to time. Pursuant to such agreement, all estimates for cabling work shall be generated by the Company on behalf of KEC, and KEC will pay the Company a nominal amount for preparing such estimates.

   The   Company  and  companies  controlled  by  the   Principal
   Stockholders also charge each other certain miscellaneous expenses, including, but not limited to, office equipment rentals and certain other administrative expenses.

10.Income Taxes:

   Pretax earnings consisted of the following:

                                For the           For the                 For the
                              Year Ended       Year Ended       Year Ended
                               September 30,  September 30,  September 30
                                 1995                     1994                 1993
 Pretax earnings:
  United States              $17,158      $  9,760       $   191
   Foreign                         5,328        5,916            2,837
  Total pretax earnings    $22,486      $15,676        $3,028


    Effective October 1, 1992, IPC-US elected to be treated as an S corporation for federal income tax purposes. In the years ended September 30, 1994 and 1993 the Company was not subject to federal income taxes. The Company's income was passed through and taxed directly to the stockholders.

    On   September   29,  1994,  IPC-US  filed   a   notification
    terminating  its S corporation status, effective  October  1,
    1994.   For  the year ended September 30, 1995, the   Company
    was subject to corporate federal income taxes.

    The provision (benefit) for income taxes consisted of the following:


                                For the           For the                For the
                              Year Ended     Year Ended        Year Ended
                               September 30, September 30,  September 30
                                     1995        1994                    1993
 Current:
     Federal               $ 5,887
      State and local     2,558        $1,160         $  265
       Foreign               1,858        2,223             1,012
                               10,303       3,383            1,277
 Deferred:
    Termination of  S
      corporation status                   (3,295)
        Federal              (673)
        State and local   (359)            (744)          (32)
          Foreign             (52)             (217)          30
                               (1,084)        (4,256)           (2)
       Income tax        $ 9,219       $ (873)          $1,275
  provision / (benefit)


IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)


 The components of net deferred tax assets are as follows:


                                                September 30,
                                         1995                  1994
                                 U.S  Foreign  Total     U.S  Foreign  Total
Deferred tax assets:
Excess of book over tax
    depreciation              $1,133 $ 26   $1,159     $1,257  $ 30   $1,287
 Amortization of intangibles      25            25         23            23
Inventory and receivables      2,602   214   2,816      1,598   158    1,756
Accrued expenses               1,570        1,570       1,626          1,626

Total deferred tax assets      5,330   240  5,570      4,504     188    4,692


Deferred tax liabilities:
 Investment income                                                (1)    (1)
 Amortization of intangibles    (227) (1)    (228)      (433)           (433)
Total deferred tax liabilities  (227) (1)    (228)      (433)     (1)   (434)
                              $5,103 $239  $5,342      $4,071   $187   $4,258



   These net deferred tax assets arise from temporary differences related to depreciation, the amortization of intangible assets, the allowance for doubtful accounts, inventory valuation and the Company's various accruals. No valuation allowance was required at September 30, 1995 and 1994.

   A reconciliation between the statutory U.S. federal income tax rate and the Company's effective tax rate is:


                                                September 30,
                                                     1995
Statutory  U.S. federal tax rate           35.0%
State and local  income taxes,
net  of federal benefit                           6.4
Tax exempt interest income               (0.5)
Other, net                                         0.1
                                                     41.0%


IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)

11.  Operations by Geographic Areas:

   Information about the Company's operations by geographic area is as follows:

                          For the                      For the                     For the
                         Year Ended            Year Ended               Year Ended
                     September 30, 1995 September 30, 1994 September 30, 1993
Revenues:
   United States    $186,355                 $142,130                $  94,135
   United Kingdom     19,899                    21,541                  18,579
                            $206,254                 $163,671              $112,714

Operating Profits:
  United States         $30,714                   $20,371               $ 3,220
   United Kingdom        4,192                      5,345                  8,099
   Corporate               (12,879)                  (9,054)                 (7,412)
                                $22,027                $16,662               $ 3,907

Identifiable Assets
  United States        $  98,228               $  94,530             $56,688
  United Kingdom        25,417                     8,799                8,024
  Corporate                 4,391                       7,373               5,408
                               $128,036               $110,702            $70,120


   Included in the United States revenues are export sales to unaffiliated customers of $17,063, $12,849 and $3,167 for the years ended September 30, 1995, 1994 and 1993, respectively. Transfers from the United States to the United Kingdom, eliminated in consolidation, were $7,999, $6,764 and $6,117 for the years ended September 30, 1995, 1994 and 1993, respectively.

   No  single  customer  accounted  for  10%  or  more  of  total
   revenues.    Corporate   assets  are   principally   prepaids,
   intangibles and other assets.

IPC INFORMATION SYSTEMS

(Dollars in Thousands, Except Per Share Amounts)

12. Quarterly Financial Information (Unaudited)

The following tables set forth unaudited quarterly financial information for the years ended September 30, 1995 and 1994:


               Quarter Ended
               December 31   March 31     June 30   September  30
                 (in thousands, except per share amounts)
Year Ended
September 30, 1995:

Total revenues       $47,716     $50,528      $52,458      $55,552
Gross profit             14,511     15,415      16,138      17,109
Net income               3,068      3,268       3,486       3,445
Earnings per share    $ 0.29      $ 0.31        $0.33       $ 0.33


Year Ended
 September 30, 1994:

Total  revenues       $38,313     $39,719      $40,096    $45,543
Gross profit              11,122     11,548      11,796      13,577
Net income                 4,051      2,930       2,679       6,889


Net income in the fourth quarter of 1994 includes the cumulative effect of the Company's termination of its S corporation status which resulted in a tax benefit of $3,295.

 Schedule II


IPC INFORMATION SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)
      COL. A           COL. B    COL. C                    COL. D         COL. E

                            Balance
                              at                       Additions
                         Beginning    Charged to Costs  Charged to                      Balance at End
Description         of Period      and Expenses    Other Account Deductions      of Period

For the Year September 30, 1993
   Provision for Doubtful
    Accounts         $   532        $ 450                                     $ 159   (1)     $ 823

   Provision for Inventory
      Obsolescense.......... $7,515  $ 1,715                             5305 (2)         $3,925

For the Year September 30, 1994
   Provision for Doubtful
     Accounts          $   823         $786                                  $278(1)            $1,331

   Provision for Inventory
      Obsolescense...$3,925       $ 2,062                                 $427 (2)          $5,560

For the Year September 30, 1995

   Provision for Doubtful
     Accounts          $1,331           $ 861                                  $620 (1)          $1,572

   Provision for Inventory
      Obsolescense..$5,560           $3,052                                 $1123(2)           $7,489



(1) Doubtful Accounts Written Off, Net of Cash Recovered
(2) Inventory Written Off
