Form 10-K/A
period 1995-09-30
IPC INFORMATION SYSTEMS INC
filed 1996-02-01
CIK 923071

SECURITIES AND EXCHANGE COMMISSION
   Washington, DC 20549

                   FORM 10-K AMENDMENT #1


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

  27            Financial Data Schedule

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

                              IPC INFORMATION SYSTEMS, INC.



Date: January 31, 1995             By:/s/ RICHARD P. KLEINKNECHT
                                           Richard P. Kleinknecht
                                                Chairman

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                  Title         Date


 /s/ RICHARD P. KLEINKNECHT   Chairman and         January 31,
                                 Director             1995
   Richard P. Kleinknecht

  /s/ PETER J. KLEINKNECHT    Vice Chairman and    January 31,
                                  Director             1995
    Peter J. Kleinknecht

      /s/ TERRY CLONTZ        Chief Executive      January 31,
                                  Officer,             1995
        Terry Clontz              President and
                                   Director
                          (Principal Executive Officer)

/s/ JEFFREY M. GILL      Chief Operating      January 31,
                             Officer              1995
    Jeffrey M. Gill

/s/ GREGORY RIEDEL       Chief Financial      January 31,
                            Officer              1995
    Gregory Riedel    (Principal Financial Officer)
                      (Principal  Accounting Officer)

   /s/ THEODORE J. JOHNSON    Director      January 31,
                                                1995
     Theodore J. Johnson

   /s/ ROBERT J. MCINERNEY    Director     January 31,
                                              1995
     Robert J. McInerney

     /s/ PETER M. STEIN       Director   January 31,
                                            1995
       Peter M. Stein