Form 10-Q
period 1995-12-31
IPC INFORMATION SYSTEMS INC
filed 1996-02-14
CIK 923071

Securities and Exchange Commission
                      Washington, D.C.  20549

                             Form 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended December 31, 1995

Commission file number   0-25492



                   IPC Information Systems, Inc.
      (Exact Name of registrant as specified in its charter)


    Delaware                                               58-1636502
(State or other jurisdiction of incorporation (I.R.S. Employer Identification
or organization)                                No.)


Wall Street Plaza, 88 Pine Street, New York, NY               10005
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code     212 825-9060



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

                       Class         Outstanding at December 31, 1995
Common Stock par value $0.01         10,521,555 shares

                   IPC INFORMATION SYSTEMS, INC.

                        INDEX TO FORM 10-Q

                                                               PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at
December 31, 1995  and September 30, 1995                          2

Condensed Consolidated Statements of Operations for the
Three Months Ended December 31, 1995 and 1994                  3

Condensed Consolidated Statements of Cash Flows for the
Three  Months Ended December 31, 1995 and 1994                 4

Notes to Condensed Consolidated Financial Statements          5 - 6



ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       7 - 8


PART  II.   OTHER INFORMATION                                         9

SIGNATURES                                                            10

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in Thousands, Except Per Share Amounts)


					December 31,		September 30,
					      1995		        1995

ASSETS:
Current assets:
   Cash and temporary cash investments.......    $12,781 		$15,786
   Trade receivables, less allowance
     of $1,582 and $1,572, respectively ...........     46,607 	              50,513
   Inventories................................................     37,067 		  35,111
   Prepaid expenses and other current assets..      9,982 		    9,526
	Total current assets........................     106,437 		110,936

Property, plant and equipment, net...............      10,175 	                9,236
Other assets, net........................................        7,467 		    7,864
	Total assets....................................  $124,079 	           $128,036

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable......................................   $15,727 		$14,807
  Accrued liabilities.......................................    17,281 		  19,366
  Customer advances and deferred revenue.....    23,605                  29,912
	Total current liabilities.......................    56,613 	              64,085
Other liabilities.............................................      5,461 	                5,447
	Total liabilities..................................    62,074                  69,532

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value,
     authorized 10,000,000 shares,
     none  issued and outstanding
  Common stock - $0.01 par value,
     authorized 25,000,000 shares;
     issued 10,763,740 shares at
     December 31, 1995 and
     September 30, 1995................................         107                     107
  Paid-in capital............................................     45,853                45,853
  Retained earnings......................................     16,763 	      	 13,262
     Less treasury stock, at cost....................        (718)	                (718)
         Total stockholders' equity.................        62,005                 58,504
         Total liabilities and stockholders' equity. $124,079 	          $128,036

See Notes to Condensed Consolidated Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Amounts in Thousands, Except Per Share Amounts


						        Three Months Ended
						December 31,	     December 31,
						      1995	           1994

Revenues:
   Product sales and installation...................          $44,184 	          $33,724
   Service...................................................            15,566 		            13,992
			                                         59,750 		47,716
Cost of revenues:
   Product sales and installation...................            30,119 		23,536
   Service...................................................            11,094             		9,669
			                                         41,213 		33,205
	Gross profit....................................            18,537 		14,511

Research and development expenses...........             2,993                        2,308
Selling, general and administrative expenses.             9,707                        6,914
	Income from operations...................              5,837                       5,289
Provision for income taxes...........................             2,355                        2,221
	Net income ....................................           $3,482                      $3,068

Earnings per share......................................      $       0.33                 $       0.29

Weighted average shares outstanding...........            10,521                      10,505

See Notes to Condensed Consolidated Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)


						            Three Months Ended
						December 31,	          December 31,
						     1995                          1994

Cash flows from operating activities:
	Net income....................................              $3,482                       $3,068
            Adjustments to reconcile net income to
            net cash provided by operating activities:
	   Depreciation and amortization.............            779                            426
	   Other amortization.............................            510                             451
	   Provision for doubtful accounts............             64                             162
	Changes in operating assets and liabilities:
	   Trade receivables.................................       3,606                          4,870
	   Inventories...........................................      (2,119)                         1,111
	   Prepaid expenses and other current assets.    (488)                          (417)
	   Other assets.......................................           (12)                               2
	   Accounts payable................................        1,003                         (5,770)
	   Accrued liabilities and other liabilities....       (2,123)                         (1,752)
	   Customer advances and deferred revenue.    (6,154)                         (2,433)
		Net cash (used in) operating activities.(1,452)                            (282)
Cash flows from investing activities:
	   Capital expenditures...............................    (1,767)                            (870)
		Net cash (used in) investing activities..(1,767)                            (870)
Cash flows from financing activities
	   Repayment of long-term debt......................                                  (10,663)
	   Repayment of notes payable to affiliates......                                    (1,411)
	   Proceeds from the sale of common stock....                                    45,337
	   Purchase of treasury stock.........................                                       (396)
	   S corporation distribution............................                                  (17,812)
		Net cash provided by financing activities.                                15,055
Effect of exchange rate changes on cash....................      214                             240
Net (decrease) increase in cash.................................   (3,005)                       14,143
Cash, beginning of period..........................................   15,786                          2,616
Cash and temporary cash investments, end of period..   $12,781                     $16,759

See Notes to Condensed Consolidated Financial Statements

                   IPC INFORMATION SYSTEMS, INC.
                  NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS
           (Dollars in thousands, except per share data)
                            (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of December 31, 1995, and the results of its operations and its cash flows for the three months ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended December 31, 1995, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's 1995 Annual Report to stockholders and Form 10-K for the fiscal year ended September 30, 1995.

2. Certain reclassifications have been made to the fiscal 1995 financial statements in order to conform to the current period's presentation.

3. Classification of inventories is:

	                          December 31,          September 30,
                                             1995                  1995
Components and manufacturing
   work in process                       $9,596                   $  9,245
Inventory on customer sites
   awaiting installation                 20,403                    18,984
Parts and maintenance supplies            7,068                     6,882
                                                        $37,067                 $35,111

4. Knight Ventures, Inc. ("KVI"), a company owned by Peter J. Kleinknecht and Richard P. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, is currently in litigation with Contel Corporation ("Contel") over among other claims, responsibility for approximately $3,300 of taxes, tax liens, tax assessments and tax warrants with respect to Contel IPC (the "Predecessor Company"), for periods prior to the acquisition of the Company from Contel. As a result of the above dispute, KVI has withheld payment on a note in the amount of $4,548 (the "Note") to Contel associated with KVI's acquisition of the Company.

The Note is guaranteed by KEC and the Principal Stockholders. The Note, originally due on January 31, 1992, bears interest at 9% per annum, except in default, in which case the interest rate increases to 12% per annum. Since the Company is not a guarantor of the Note, and its assets are not pledged as collateral for the Note, the Note and related accrued interest have not been reflected in the financial statements.

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

In September 1992, Contel's motion for summary judgment was denied, the cross motion was declared premature and the parties were directed to serve formal pleadings. Included in other assets at December 31, 1995 and September 30, 1995 is $1,014 which represents amounts due, pursuant to the Tax Allocation Agreement, from Contel for pre-closing taxes paid by the Company. In addition, the Company has a receivable of $115 at December 31, 1995 and September 30, 1995 which is included in other assets, for insurance premiums owed to the Company by Contel.

Management and outside legal counsel believe Contel is fully responsible for the above-mentioned $3,300 and all related costs and expenses and that the aggregate receivable of $1,129 at December 31, 1995 is fully recoverable from Contel.

5. As of May 9, 1994, the Company, KVI and the pre-Offering stockholders entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities and certain related matters as a consequence of the Offering. The Tax Agreement generally provides that the pre-Offering stockholders will be indemnified by the Company with respect to federal and state income taxes (plus interest and penalties) shifted from a C corporation taxable year to a taxable year in which the
Company was an S corporation, and that the Company will be indemnified by the pre-Offering stockholders with respect to federal and state income taxes (plus interest and penalties) shifted from an S corporation taxable year to a C corporation taxable year.
However, in the case of the pre-Offering stockholders' obligation to indemnify the Company, such obligation shall be limited to the tax benefit, if any, derived by the pre-
Offering stockholders due to the shift of taxable income from a taxable year in which the Company was an S corporation to a C corporation taxable year. Any payment made by the Company to the pre-Offering stockholders pursuant to the Tax Agreement may be considered by the Internal Revenue Service or the state taxing authorities to be nondeductible by the Company for income tax purposes. In addition, the Company, KVI, Richard P. Kleinknecht and Peter J. Kleinknecht have agreed, to the extent that either KVI or the Principal Stockholders receive any cash proceeds or other benefit in the form of a reduction in amounts payable on the Note to Contel as a consequence of such litigation, the Principal Stockholders will pay to the Company the lesser of
(i) such benefit or (ii) the amount paid by the Company for taxes and related charges subject to the dispute, plus the amount of any expenses of such litigation incurred by the Company following the consummation of the Offering. The Tax Agreement also provides that KVI shall assign to the Company certain benefits and rights of KVI with respect to KVI's right of first refusal to purchase certain businesses which may compete with the Company. In consideration of the Principal Stockholders' agreement to make such payments and KVI's assignment of such rights, the Company will pay any and all expenses incurred in connection with such litigation between KVI and Contel and will not proceed independently against or receive any amount directly from Contel.

                Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             (Dollars in thousands, except per share data)


Results of Operations

Total revenues of $59,750 for the three months ended December 31, 1995 increased by 25.2 percent from $47,716 in the comparable prior-year period.

Turret sales and installation and related service revenues increased by $4,765 or 13.3 percent to $40,663 in the three months ended December 31, 1995 from $35,898 in the comparable prior-year period. This rise is primarily attributable to the increased acceptance of Tradenet MX. Management anticipates that sales of Tradenet MX will generate the majority of turret sales and installation revenue for the foreseeable future.

Revenues from Information Transport System's sales and installation and related service increased significantly by $7,269 or 61.5 percent to $19,087 in the three months ended December 31, 1995 from $11,818, in the comparable prior-year period due to the continuing development and expansion of the Company's Information Transport Systems business.

Cost of revenues (as a percentage of revenues) of 69.0 percent for the three months ended December 31, 1995 decreased from 69.6 percent in the comparable prior-year period, primarily due to continued efficiencies including manufacturing cost reductions.

Research and development expenses for the three months ended December 31, 1995 increased to $2,993 from $2,308 in the comparable prior-year period, due to the development of new products and enhancements to existing products. Also, research and development expenses for the three months ended December 31, 1995 include development expenses incurred by IPC Bridge. Bridge Electronics, Inc., now known as IPC Bridge, was acquired by the Company in April 1995.

Selling, general and administrative expenses for the three months ended December 31, 1995 increased to $9,707, from $6,914 in the comparable prior-year period. These increases are attributable to a rise in headcount and other expenses in support of higher business levels, start-up costs associated with the Company's subsidiary, International Exchange Network, Ltd. ("IPC IXnet") in implementing an international virtual private network for the financial services industry and the continued development and expansion of the Company's Information Transport Systems business.

The Company's effective tax rate for the three months ended December 31, 1995 and 1994 was approximately 40 percent and 42 percent, respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities was $1,453 for the three months ended December 31, 1995 compared with net cash flows used in operating activities of $282 for the three months ended December 31, 1994. Net cash used in operations resulted mainly from customer advances and deferred revenue offset in part, by changes in accounts payable, accounts receivable and net income.

Net cash used in investing activities for the three months ended
December 31, 1995 totaled $1,767 compared with $870 for the comparable prior year period. Net cash flows used in investing activities resulted from property, plant and equipment expenditures, primarily composed of machinery and equipment.

In connection with the Company's implementation of an international virtual private network, the Company has committed to purchase approximately $4.5 million for certain network switching equipment. The Company will finance this purchase through long-term capital leases.

The Company believes that the net cash from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future.

                      Part II - OTHER INFORMATION




     Item 6.    Exhibits and Reports on Form 8-K


                 (a)       Exhibit Number 27 Financial Data Schedule

                 (b)       Reports on Form 8-K

                 Form 8-K dated October 17, 1995 was filed pursuant to
     	     Item 5 (Other Events).

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         IPC INFORMATION SYSTEMS, INC.




Dated:         February 8, 1996             By: /s/ Terry Clontz
                                                   Terry Clontz
                                       President and Chief Executive Officer




Dated:         February 8, 1996                      By: /s/ Gregory Riedel
                                                     Gregory Riedel
                                                     Chief Financial Officer