Form 10-Q
period 1996-03-31
IPC INFORMATION SYSTEMS INC
filed 1996-05-06
CIK 923071

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1996

Commission file number   0-25492



IPC Information Systems, Inc.
(Exact Name of registrant as specified in its charter)


    Delaware                            58-1636502
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

Wall Street Plaza, 88 Pine Street, New York, NY     10005
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

    Class                       Outstanding at March 31, 1996
Common Stock par value $0.01         10,610,017 shares

IPC INFORMATION SYSTEMS, INC.

INDEX TO FORM 10-Q

				   PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at
March 31, 1996 and September 30, 1995                    2

Condensed Consolidated Statements of
Operations for the Three and  Six Months Ended
March 31, 1996 and 1995                                 3

Condensed Consolidated Statements of Cash Flows
for the Six Months Ended March 31, 1996 and 1995        4

Notes to Condensed Consolidated Financial
Statements
							5 - 7



ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations
							8 - 10


PART  II.   OTHER INFORMATION
							11

SIGNATURES
							12

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (unaudited)

(Dollars in Thousands, Except Per Share Amounts)



			 March 31, September 30,
			    1996               1995
ASSETS:
Current assets:
   Cash and temporary cash investments..   $3,394  $15,786
   Trade receivables, less allowance of
   $1,584 and $1,572, respectively ......  53,764   50,513
   Inventories.............................46,759   35,111
   Prepaid expenses and other current
    assets.................................8,896     9,526
     Total current assets.................. 112,813  110,936

Property, plant and equipment, net........   12,546   9,236
Other assets, net..........................   7,309   7,864
     Total assets...........................$132,668  $128,036

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.......................... $25,401 $14,807
  Accrued liabilities.........................18,356  19,366
  Customer advances and deferred
    revenue...............................  16,511   29,912
  Short-term debt...........................1,000
  Total current liabilities............      61,268  64,085

 Other liabilities............................5,123   5,447
     Total liabilities.......................66,391   69,532

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value,
    authorized 10,000,000 shares,
    none  issued and outstanding

  Common stock - $0.01 par value,
    authorized 25,000,000 shares;
    issued 10,852,203 and 10,763,740
    shares at March 31, 1996 and
    September 30, 1995, respectively...     107     107
  Paid-in capital........................46,751   45,853
  Retained earnings......................20,137   13,262
     Less treasury stock, at cost........ (718)   (718)
     Total stockholders' equity......   66,277    58,504
	 Total liabilities and
	      stockholders' equity....  $132,668  $128,036

See Notes to Condensed Consolidated Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS (unaudited)
(Amounts in Thousands, Except Per Share Amounts)


		      Three Months Ended        Six Months Ended
			       March 31,            March 31,
			   1996          1995        1996 1995
Revenues:
   Product sales and installation.$45,347  $34,613 $89,531 $68,337
   Service.........................16,851   15,915  32,417  29,907
				   62,198   50,528  121,948 98,244
Cost of revenues:
   Product sales and installation..31,341   23,422  61,460  46,958
   Service........................ 11,578   11,691  22,672  21,360
				   42,919   35,113  84,132  68,318

     Gross profit..................19,279   15,415  37,816  29,926

Research and development
   expenses.........................3,015   2,437    6,008   4,745
Selling, general and administrative
   expenses........................10,257   7,528    19,970  14,442
     Income from operations...     6,007    5,450   11,838   10,739
Provision for income taxes........ 2,366    2,182   4,721    4,403
     Net income ................. $3,641    $3,268  $7,117   $6,336

Earnings per share.............. $  0.34    $  0.31 $  0.67  $  0.60

Weighted average shares
   outstanding.................. 10,609  10,489      10,564    10,497

See Notes to Condensed Consolidated Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)


			    Six months ended March 31,
			     1996               1995

Cash flows from operating activities:
    Net income.............                     $7,117              $6,336
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
	Depreciation and amortization
	  expense..................................1,611                     821
	Other amortization .................... 1,027   827
	Provision for doubtful accounts....    121      232
    Changes in operating assets and
       liabilities:
	 Accounts receivables................    (3,820)       304
	 Inventories...............................(12,720)               4,584
	 Prepaid expenses and other
	   current assets.......................(1,436)                 (2,002)
	 Other assets...........................(16)                    2
	 Accounts payable.................10,748           (4,955)
	 Accrued liabilities and other
	   liabilities.............................1,432                 (722)
	 Customer advances and deferred
	   revenue..............................(13,159)                (2,750)
	Net cash (used in) provided
		 by operating activities.....(9,095)                2,677
Cash flows from investing activities:
	 Capital expenditures...............(4,233)           (2,573)
	 Proceeds from sale of short-term
	   investment............................2,007
	 Acquisition of Bridge Electronics,
	   Inc.......................................(2,240)
	 Net cash (used in) investing
		  activities........................(4,466)              (2,573)
Cash flows from financing activities
       Net proceeds from short-term debt.1,000
       Repayment of long-term debt..........               (10,663)
       Repayment of notes payable to
	 affiliates......................................                (1,411)
       Proceeds from exercise of stock
	 options.......................................17
       Proceeds from the sale of common
	 stock.........................................         45,337
       Purchase of treasury stock...........            (396)
       S corporation distribution...............                (17,812)
	 Net cash provided by financing
		  activities...........................1,017                15,055
Effect of exchange rate changes on cash.. 152           6
Net (decrease) increase in cash..............  (12,392)  15,165
Cash, beginning of period.......................    15,786   2,616
Cash and temporary cash investments,
   end of period......................................$3,394              $17,781

See Notes to Condensed Consolidated Financial Statements.

 IPC INFORMATION SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s
("IPC" or the "Company") financial position as of March 31, 1996, and the results of its operations for the three and six months ended
March 31, 1996 and 1995, and its cash flows for the six months ended March 31, 1996 and 1995, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.
These
financial statements should be read in conjunction with IPC's 1995
Annual Report to stockholders and Form 10-K for the fiscal year ended
September 30, 1995.

2. Certain reclassifications have been made to the fiscal
1995 financial
statements in order to conform to the current period's presentation.

3. Classification of inventories is:

			     March  31,         September
30,
						      1996
1995
Components and manufacturing
   work in process                      $12,770  $9,245
Inventory on customer sites
   awaiting installation                  25,506  18,984
Parts and maintenance supplies  8,483       6,882
					     $46,759    $35,111


4. The Company maintains a promissory note with a bank for a line of credit up to $15,000 of which $1,000 is outstanding at March 31, 1996.
In April, 1996 the Company revised the note increasing the line of credit up to $25,000.

5. In connection with the Company's implementation of an international virtual private network, the Company has committed to capital leases totaling approximately $5,500 for certain network switching equipment.

6. Knight Ventures, Inc. ("KVI"), a company owned by Peter
J. Kleinknecht
and Richard P. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, is currently in litigation with Contel Corporation ("Contel") over among other claims, responsibility for approximately
$3,300 of taxes,
tax liens, tax assessments and tax warrants with respect to Contel IPC
(the "Predecessor Company"), for the periods prior to the acquisition of the
Company from Contel. As a result of the above dispute, KVI has withheld payment on a note in the amount of $4,548 (the "Note") to Contel associated with KVI's acquisition of the Company.

The Note is guaranteed by Kleinknecht Electric Company
("KEC") and the
Principal Stockholders.  The Note, originally due on January
31, 1992, bears
interest at 9% per annum, except in default, in which case the interest rate increases to 12% per annum. Since the Company is not a guarantor of the
Note, and its assets are not pledged as collateral for the Note, the Note and related accrued interest have not been reflected in the financial statements.

During 1992, Contel sought summary judgment on the Note and on the executed guarantees. KEC, the Principal Stockholders and KVI cross-moved for an order granting summary judgment declaring that, among other things,
Contel is responsible for all pre-closing taxes of the Company in excess of
$338, as specified in the Tax Allocation Agreement entered into as part of the purchase agreement between KVI and Contel.

In September 1992, Contel's motion for summary judgment was denied, the cross motion was declared premature and the parties were directed to serve formal pleadings. Included in other assets is $1,014 at March 31, 1996 and
September 30, 1995 which represent amounts due, pursuant to the Tax
Allocation Agreement, from Contel for pre-closing taxes paid by the Company.
In addition, the Company has a receivable of $115 at March
31, 1996 and
September 30, 1995 which is included in other assets, for insurance premiums owed to the Company by Contel.

Management believes Contel is fully responsible for the above-mentioned
$3,300 and all related costs and expenses and that the aggregate receivable of $1,129 at March 31, 1996 is fully recoverable from Contel.

7. As of May 9, 1994, the Company, KVI and the pre-Offering stockholders entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities and certain related matters as a consequence of the Offering.
The Tax Agreement
generally provides that the pre-Offering stockholders will be indemnified by the
Company with respect to federal and state income taxes (plus interest and penalties) shifted from a C corporation taxable year to a taxable year in which the Company was an S corporation, and that the Company will be indemnified by the pre-Offering stockholders with respect to federal and state income taxes
(plus interest and penalties) shifted from an S corporation taxable year to a
C corporation taxable year. However, in the case of the pre-Offering stockholders' obligation to indemnify the Company, such obligation shall be limited to the tax benefit, if any, derived by the pre-Offering stockholders due to the shift of taxable income from a taxable year in which the Company was an S corporation to a C corporation taxable year. Any payment made by the Company to the pre-Offering stockholders pursuant to the Tax Agreement may be considered by the Internal Revenue Service or the state taxing authorities to be nondeductible by the Company for income tax purposes.
In addition, the Company, KVI, Richard P. Kleinknecht and Peter J. Kleinknecht have agreed, to the extent that either KVI or the Principal Stockholders receive any cash proceeds or other benefit in the form of a reduction in amounts payable on the Note to Contel as a consequence of such litigation, the Principal Stockholders will pay to the Company the lesser of (i) such benefit or (ii) the amount paid by the Company for taxes and related charges subject to the dispute, plus the amount of any expenses of such litigation incurred by the Company following the consummation of the Offering. The Tax Agreement also provides that KVI shall assign to the Company certain benefits and rights of KVI with respect to KVI's right of first refusal to purchase certain businesses which may compete with the Company. In consideration of the Principal Stockholders' agreement to make such payments and KVI's assignment of such rights, the
Company will pay any and all expenses incurred in connection with such litigation between KVI and Contel and will not proceed independently against or receive any amount directly from Contel.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

Overview

     IPC is a rapidly growing worldwide industry leader in providing globally integrated telecommunications services to the financial services industry. The
Company's highly reliable, customized telecommunications systems are used on financial trading floors where they are known as "turrets" or "dealerboards."
In 1993, the Company launched its Information Transport
Systems ("I.T.S.")
business to provide and support the design and implementation of cabling infrastructures and an expanded product offering including LAN and WAN hubs and routers, and video conferencing systems. IPC, with its recently acquired subsidiary, International Exchange Networks, Ltd. ("IXnet"), is implementing a facilities-based global network (the "IXnet Network") designed for the specialized international telecommunications requirements of the financial services industry.

     The Company's historical operations are separated into two lines of business: turret systems and I.T.S. The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as
"turret sales and installation." The Company accounts for revenues from turret system maintenance, including annual and multi-year service contracts, and from moves additions and changes to existing turret system installations as
"turret service." The Company accounts for revenues from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers, from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as
"I.T.S. sales, installation and service."

     Revenue from turret and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret systems to distributors, which is recognized upon shipment of turret products by IPC. To reduce the Company's exposure to customer credit risk, invoices are submitted during various stages of the installation. The revenue attributable to such advance payments is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenues ratably ( on a monthly basis ) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services.

     Due to the substantial sales price of the Company's large turret and
I.T.S. installations and the Company's recognition of revenue only upon completion of installations, revenues and operating results could fluctuate significantly from quarter to quarter. However, the Company's service business generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations may be somewhat diminished in the future as the Company's service business expands.

     Revenues from IXnet have not been material to the
Company's results of
operations for the historical periods presented herein.  The initial deployment of
the IXnet Network requires certain capital and operating
expenditures to establish
the network infrastructure prior to the realization of
revenues.   While developing
the IXnet Network will require additional infrastructure investments, beyond the network operating centers already completed in New York and London, it is the
Company's strategy that as IXnet's business grows, an increasing portion of IXnet's capital expenditures will be driven by contractual customer demand. The Company believes that the initial infrastructure investments for the IXnet Network provide operating leverage such that revenue derived from additional demand driven capital and operating expenditures will more quickly result in positive cash flow contribution. Management anticipates that revenues from IXnet's operations will be material to the
Company in the future. However, no such material impact is anticipated for the 1996 fiscal year and no assurance can be given that revenues from such operations will have a material positive effect on the Company in the future.

Results of Operations

Total revenues of $62,198 and $121,948 for the three and six months ended
March 31, 1996 increased by 23.0% and 24.1%, respectively, from $50,528 and $98,244, respectively, in the comparable prior-year periods.

Turret sales and installation and related service revenues
increased by $4,381
and $9,426 or 12.3% and 12.8%, respectively, to $42,429 and
$83,092 in the
three and six months ended March 31, 1996 from $37,768 and
$73,666
respectively, in the comparable prior-year periods. This rise is primarily attributable to the increased acceptance of Tradenet MX.
Management
anticipates that sales of Tradenet MX will generate the majority of turret sales and installation revenue for the foreseeable future.

Revenues from I.T.S. sales and installation and related service increased by
$7,009 and $14,278 or 54.9% and 58.1%, respectively, to
$19,769 and $38,856
in the three and six months ended March 31, 1996 from $12,760 and $24,578, respectively, in the comparable prior-year periods due to continuing development and expansion of the Company's I.T.S. business.

Cost of revenues (as a percentage of revenues) of 69.0% for both the three and six months ended March 31, 1996 decreased from 69.5% in the comparable prior-year periods, primarily due to continued installation efficiencies including manufacturing cost reductions.

Research and development expenses for the three and six months ended
March 31, 1996 increased to $3,015 and $6,008, respectively, from $2,437 and $4,745, respectively, in the comparable prior-year periods, due to the development of new products and enhancements to existing products. Also, research and development expenses for the three and six months ended
March 31, 1996 include development expenses by IPC Bridge.
Bridge
Electronics, Inc., now known as IPC Bridge, was acquired by the Company in April 1995.

Selling, general and administrative expenses for the three and six months ended March 31, 1996 increased to $10,257 and $19,970 respectively, from $7,622 and $14,501, respectively, in the comparable prior-year periods.
These increases are attributable to an increase in headcount and other expenses in support of higher business levels, start-up costs associated with IXnet in implementing the IXnet Network for the financial services industry and the continued development and expansion of the Company's
I.T.S. business.

The Company's effective tax rate for the three and six months ended
March 31, 1996 was 39.4% and 39.9%, respectively, compared to 40.0%
and 41.0%, respectively, in the comparable prior year periods.

Liquidity and Capital Resources

Net cash flows used in operating activities was $9,095 for the six months ended March 31, 1996 compared with net cash flows provided by operating activities of $2,677 for the six months ended March 31, 1995. Net cash used in operations were from changes in accounts receivable, inventory and customer advances and deferred revenue offset in part, by changes in accounts payable and net income. Accounts receivable and inventories increased during the period due to higher business volumes and shorter lead times.

Cash used in investing activities for the six months ended
March 31, 1996
totaled $4,466 compared with $2,573 for the comparable prior-year period.
Net cash flows used in investing activities resulted from the acquisition payment for IPC Bridge and property, plant and equipment expenditures, primarily composed of machinery and equipment and leasehold improvements offset in part, by proceeds from the sale of a short-term investment.

Net cash provided by financing activities was $1,017 for the six months ended
March 31, 1996 compared with $15,055 provided by financing activities for the comparable prior-year period. The activity for the six months ended
March 31, 1996 primarily relates to net proceeds from short-term debt.

In connection with the Company's implementation the IXnet
Network, the
Company has committed to capital leases totaling approximately $5,500 for certain network switching equipment. The Company does not have any other material commitments for capital expenditures.

In December 1994, the Company signed a promissory note with a bank for a line of credit up to $15,000. This line was not utilized during the year ended
September 30, 1995.  At March 31, 1996, $1,000 was
outstanding under the
line. In April, 1996, the Company revised the note increasing the line of credit up to $25,000.

The Company believes that the net cash from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future.

Part II - Other Information


  ITEM 4.   Submission of Matters to a Vote of Security
Holders

The annual meeting of the stockholders (the "Meeting") of the Company was held on February 14, 1996.

The Company's stockholders voted at this Meeting on the following matters, which were set forth in full in the Company's proxy statement dated
January 16, 1996.

Election of Directors

Nominee                   For                       Withhold

Theodore J. Johnson           10,203,711          52,599
Terry Clontz             10,250,185            6,125

A majority of the outstanding voting stock of the Company voted for the election of the two nominees. The directors whose terms of office continued after the Meeting are Robert McInerney, Peter Stein, Richard
P. Kleinknecht
and Peter J. Kleinknecht.

Ratification of the firm of Coopers & Lybrand L.L.P. as the independent auditors to audit the Company's financial statements for the fiscal year
1996 was approved by a vote of 10,178,386 in favor, 54,524 against and
23,400 abstaining.

Amendment to the Stock Option and Incentive Plan (the "Plan") to provide for an increase from 790,220 to 1,579,337 in the number of shares of common stock available for issuance upon exercise of options or the grant of restricted stock awards under the Plan was approved by a vote of
 8,021,383 in favor, 1,500,805 against, 40,221 abstaining
and 693,901
broker non-votes.


ITEM 6.   Exhibits and Reports on Form 8-K

	  (a)  Exhibit Number 27 Financial Data Schedule

	  (b)  Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			 IPC INFORMATION SYSTEMS, INC.




Dated:         May 6, 1996         By:_/S/ Terry
Clontz________________
			      Terry Clontz
			      President and
			      Chief Executive Officer



Dated:         May 6, 1996         By:_/s/ Gregory
Riedel______________
			      Gregory Riedel
			      Chief Financial Officer