Form 10-Q
period 1996-06-30
IPC INFORMATION SYSTEMS INC
filed 1996-08-15
CIK 923071

United States
                  Securities and Exchange Commission
                        Washington, D.C.  20549

                               Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1996

Commission file number   0-25492



            IPC Information Systems, Inc.
(Exact Name of registrant as specified in its charter)


                    Delaware
58-1636502
(State or other jurisdiction of incorporation
(IRS Employer Identification No.)
or organization)


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

                       Class                Outstanding at June 30, 1996
Common Stock par value $0.01          10,857,669 shares

                  IPC INFORMATION SYSTEMS, INC.

                       INDEX TO FORM 10-Q

             			                                     PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at
June 30, 1996 and September 30, 1995                       2

Condensed Consolidated Statements of
Operations for the Three and  Nine Months Ended
June 30, 1996 and 1995                                             3

Condensed Consolidated Statements of Cash Flows
for the Nine Months Ended June 30, 1996 and 1995      4

Notes to Condensed Consolidated Financial
Statements                                                             5 - 6



ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                          7 - 9


PART  II.   OTHER INFORMATION                             10

SIGNATURES                                                           11

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in Thousands, Except Per Share Amounts)


				          June 30,     September 30,
					1996		1995


ASSETS:
Current assets:
   Cash and temporary cash
       investments.................................	$2,089 		$15,786
   Trade receivables, less allowance
       of $1,587 and $1,584, respectively .  55,759                50,513
   Inventories........................................  44,087                35,111
   Prepaid expenses and other current
       assets.........................................    7,344                  9,526

	Total current assets................. 109,279              110,936

Property, plant and equipment, net.......   20,439                  9,236
Other assets, net................................	  7,140                  7,864

	Total assets........................... $136,858            $128,036

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable....................................    $9,200
  Accounts payable.............................    14,251 		$14,807
  Accrued liabilities.............................    15,752                19,366
  Customer advances and deferred
      revenue.......................................     17,382                29,912
  Short-term lease commitments.........       1,108

	Total current liabilities............      57,693                64,085

 Long-term lease commitments..........        4,454
 Other liabilities................................         4,586                  5,447

	Total liabilities.......................      66,733                69,532

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value,
    authorized 10,000,000 shares,
     none  issued and outstanding

  Common stock - $0.01 par value,
     authorized 25,000,000 shares;
     issued 10,857,669 and 10,763,740
     shares at June 30, 1996 and
     September 30, 1995, respectively...         108                    107

  Paid-in capital.................................     46,822 	               45,853
  Retained earnings...........................     23,913                  13,262
     Less treasury stock, at cost.........        (718)	                   (718)

	Total stockholders' equity......     70,125                   58,504

	Total liabilities and
                stockholders' equity..........  $136,858               $128,036

See Notes to Condensed Consolidated Financial Statements

IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (unaudited)
(Amounts in Thousands, Except Per Share Amounts)


			         Three Months	       Nine Months
			         Ended June 30,          Ended June 30,
	                             1996              1995       1996             1995


Revenues:
   Product sales and
     installation................... $52,606      $34,134     $142,137    $102,471
   Service..........................   16,818        18,324        49,235        48,231
			       69,424       52,458       191,372      150,702
Cost of revenues:
   Product sales and
     installation...................   36,171       22,753          97,631       69,711
   Service..........................   12,513       13,567          35,185       34,927
                                           48,684      36,320         132,816     104,638
	Gross profit...........   20,740      16,138           58,556       46,064

Research and development
     expenses.....................     2,958       2,568             8,966         7,313
Selling, general and
     administrative expenses.   11,382       7,721           31,449       22,222

      Income from operations.     6,400      5,849            18,141       16,529
Interest income /
    (expense), net................      (401)          60               (304)           119

   Income before provision
       for income taxes..........     5,999      5,909           17,837        16,648

Provision for income taxes...     2,298      2,423            7,019          6,826

	Net income ...........    $3,701    $3,486         $10,818       $9,822

Earnings per share.............    $ 0.35      $ 0.33           $ 1.02         $ 0.94

Weighted average shares
    outstanding...................    10,613     10,506          10,581         10,500

	See Notes to Condensed Consolidated Financial Statements


IPC INFORMATION SYSTEMS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)


				  Nine months ended June 30,
				       1996	    1995


Cash flows from operating activities:
	Net income.......................  $10,818           $6,336
	Adjustments to reconcile
	 net income to net cash
	 provided by (used in)
	 operating activities:
	   Depreciation and
                 amortization expense...     2,654                 821
	   Other amortization ........     1,511                 827
	   Provision for doubtful
	     accounts.....................       286                 232

	Changes in operating
             assets and liabilities:
	   Accounts receivables.....    (5,793)               304
	   Inventories....................   (10,564)            4,584
	   Prepaid expenses and
                 other current assets....         136            (2,002)
	   Other assets................           (3)                   2
	   Accounts payable.........        (454)           (4,955)
	   Accrued liabilities and
	     other liabilities............      (1,850)             (722)
	   Customer advances and
                 deferred revenue..........    (12,323)           (2,750)

		Net cash (used in)
		provided by operating
		activities...............   (15,582)            2,677

Cash flows from investing activities:
	   Capital expenditures.......    (6,940)            (2,573)
	   Proceeds from sale of
	      short-term investment..      2,007
	   Acquisition of Bridge
	      Electronics, Inc..........     (2,500)

	         Net cash (used in)
	           investing activities..    (7,433)            (2,573)

Cash flows from financing activities:
	   Net proceeds from note
	      payable......................      9,200
	   Repayment of long-term
	      debt...........................   		   (10,663)
	   Repayment of notes
	      payable to affiliates......		     (1,411)
	   Proceeds from exercise
	      of stock options...........         98
	   Proceeds from the sale
	      of common stock.........		     45,337
	   Purchase of treasury
	      stock...........................            	       (396)
	   S corporation distribution...   		   (17,812)

	Net cash provided by
	   financing activities.............     9,298          15,055
Effect of exchange rate changes
   on cash........................................        20                   6
Net (decrease) increase in cash........   (13,697)         15,165
Cash, beginning of period.................    15,786            2,616
Cash and temporary cash
  investments, end of period..............     $2,089        $17,781



See Notes to Condensed Consolidated Financial Statements

                   IPC INFORMATION SYSTEMS, INC.
                  NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS
           (Dollars in thousands, except per share data)
                            (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of June 30, 1996, and the results of its operations for the three and nine months ended June 30, 1996 and 1995, and its cash flows for the nine months ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's 1995 Annual Report to stockholders and Form 10-K for the fiscal year ended September 30, 1995.

2. Classification of inventories is:

                                                                     June 30,  September 30,
                                                                        1996         1995


Components and manufacturing work in process  $13,224    $9,245
Inventory on customer sites awaiting installation    22,967    18,984
Parts and maintenance supplies                            7,896      6,882
                                                                       $44,087   $35,111


3. During April, 1996 the Company signed a promissory note with a bank increasing the Company's line of credit from $15,000 to $25,000. At June 30, 1996 $9,200 of the line is outstanding at an interest rate of 6.75%.

4. In connection with the Company's implementation of an international virtual private network, the Company has entered into capital lease agreements totaling approximately $5,500 for certain network switching equipment.

5. As of May 15, 1996, Knight Ventures, Inc. ("KVI") a company owned by Peter J. Kleinknecht and Richard P. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, agreed to settle its litigation with Contel Corporation ("Contel"). Management anticipates that this settlement shall have no material impact on the financial condition of the Company.

6. As of May 9, 1994, the Company, KVI and the Principal Stockholders entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities and certain related matters as a consequence of the Company's initial public offering. In addition, the Company, KVI, Richard P. Kleinknecht and Peter J. Kleinknecht have agreed, to the extent that either KVI or the Principal Stockholders receive any cash proceeds or other benefit in the form of a reduction in amounts payable to Contel as a consequence of the litigation, the Principal Stockholders will pay to the Company the lesser of (i) such benefit or (ii) the amount paid by the Company for taxes and related charges subject to the dispute, plus the amount of any expenses of such litigation incurred by the Company following the consummation of the Company's initial public offering. In connection with the settlement agreement made on May 15, 1996 (see note 5), the Principal Stockholders have agreed to remit amounts due the Company in accordance with the tax agreement. Management anticipates such remittance shall not have a material impact on the Company's financial condition.

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

Results of Operations

Total revenues of $69,424 and $191,372 for the three and nine months ended June 30, 1996 increased by 32.3% and 27.0%, respectively, from $52,458 and $150,702, respectively, in the comparable prior-year periods.

Turret sales and installation and related service revenues increased by $7,133 and $16,559 or 18.5% and 14.8%, respectively, to $45,593 and
$128,685 in the three and nine months ended June 30, 1996 from $38,460 and $112,126 respectively, in the comparable prior-year periods. This rise is primarily attributable to the increased acceptance of Tradenet MX. Management anticipates that sales of Tradenet MX will generate the majority of turret sales and installation revenue for the foreseeable future.

Revenues from Information Transport System's ("ITS") sales and installation and related service increased by $9,833 and $24,111 or 70.2% and 62.5%, respectively, to $23,831 and $62,687 in the three and nine months ended June 30, 1996 from $13,998 and $38,576, respectively, in the comparable prior-year periods due principally to continuing development and expansion of the Company's Information Transport Systems business.

Cost of revenues (as a percentage of revenues) of 70.1% for the three months ended June 30, 1996, increased from 69.2% in the comparable prior-year period, primarily due to increased ITS sales and installations. The percentage of cost of revenues to revenues for the nine months ended June 30, 1996 of 69.4% remained unchanged when compared to the comparable prior year period.

Research and development expenses for the three and nine months ended June 30, 1996 increased to $2,958 and $8,966, respectively, from $2,568 and $7,313, respectively, in the comparable prior-year periods, due to the development of new products and enhancements to existing products. Also, research and development expenses for the three and nine months ended June 30, 1996 include development expenses by IPC Bridge. Bridge Electronics, Inc., now known as IPC Bridge, was acquired by the Company in April 1995.

Selling, general and administrative expenses for the three and nine months ended June 30, 1996 increased to $11,382 and $31,449 respectively, from $7,721 and $22,222, respectively, in the comparable prior-year periods. These increases are attributable to an increase in headcount and other expenses in support of higher business levels, start-up costs associated with the Company's subsidiary, International Exchange Networks, Ltd. ("IPC IXnet") in implementing an international virtual private network for the financial services industry and the continued development and expansion of the Company's Information Transport Systems business. As the Company deploys its international network, management anticipates that selling and administrative expenses will increase. These expenses will be incurred prior to the realization of revenues.

Interest expense increased to $487 and $710 for the three and nine months ended June 30, 1996, respectively, from $104 and $329, respectively, in the comparable prior year periods due primarily to the Company's utilization of it's line of credit, as well as the capital lease agreements entered into in connection with the Company's implementation of an international virtual private network.

Liquidity and Capital Resources

Net cash flows used in operating activities was $15,582 for the nine months ended June 30, 1996 compared with net cash flows provided by operating activities of $2,677 for the nine months ended June 30, 1995. Net cash used in operations were from changes in accounts receivable, inventory and customer advances and deferred revenue offset in part, by changes in depreciation, amortization and net income. Accounts receivable and inventories increased during the period due to higher business volumes and shorter lead times.

Cash used in investing activities for the nine months ended June 30, 1996 totaled $7,433 compared with $2,573 for the comparable prior-year period. Net cash flows used in investing activities resulted from the acquisition payment for IPC Bridge and property, plant and equipment expenditures, primarily composed of machinery and equipment and leasehold improvements offset in part, by proceeds from the sale of a short-term investment.

Net cash provided by financing activities was $9,298 for the nine months ended June 30, 1996 compared with $15,055 provided by financing activities for the comparable prior-year period. The activity for the nine months ended June 30, 1996 primarily relates to net proceeds from bank borrowings.

In connection with the Company's implementation of its network, the Company has entered into capital lease agreements totaling approximately $5,500 for certain network switching equipment.

The Company believes that the net cash from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future.

                      Part II - Other Information


  ITEM 4.   None








  ITEM 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibit Number 27 Financial Data Schedule

            (b)  Form 8-K - None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         IPC INFORMATION SYSTEMS, INC.




Dated:         August 9, 1996      By: /s/ Terry Clontz
                                                    Terry Clontz
                                                    President and
                                                    Chief Executive Officer



Dated:         August 9, 1996      By: /s/ Gregory Riedel
                                                    Gregory Riedel
                                                    Chief Financial Officer