Form 10-K
period 1996-09-30
IPC INFORMATION SYSTEMS INC
filed 1996-12-30
CIK 923071

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-K


Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of  1934

For the fiscal year ended September 30, 1996
Commission file number 0-25492


                IPC INFORMATION SYSTEMS, INC.
   (Exact Name of Registrant as Specified in Its Charter)







             DELAWARE                           58-1636502
 (State or Other Jurisdiction of               (IRS Employer
  Incorporation or Organization)              Identification
                                                   No.)

        Wall Street Plaza
          88 Pine Street
        New York, New York 				   10005
 (Address of Principal Executive                 Zip Code
             Offices)


                       (212) 825-9060
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act:None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 29, 1996, was approximately $75.3 million based upon the last sale price reported for such date on the Nasdaq Stock Market.

The   number  of  shares  of  the  Registrant's  Common   Stock
outstanding as of  November 29, 1996 was 10,650,172.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of IPC Information Systems, Inc. (the "Proxy Statement"), scheduled to be held on February 14, 1997, are incorporated by reference in Part III of this Report on Form 10-K.

                            PART I

ITEM 1.   BUSINESS

      IPC Information Systems, Inc. (the "Company" or "IPC") is a worldwide industry leader in providing globally integrated telecommunications products and services to the financial services industry. The financial services industry includes securities and investment banking firms, merchant and commercial banks, inter-dealer and foreign exchange brokers, securities and commodities exchanges and insurance companies. The Company focuses on serving the financial trading environment: the provisioning of products and services that facilitate the execution of purchase and sale transactions involving equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services trading room voice communication workstations and installs and services comprehensive LANs which provide the financial trader more efficient access to data and industry specific value-added features. In addition, recognizing that financial trading has become a global industry, IPC, with its recently acquired subsidiary, International Exchange Networks, Ltd. ("IXNET"), has implemented a facilities-based global network designed for the specialized international telecommunications requirements of the financial services industry.

      IPC's goal is to be the preferred single source provider of integrated voice, data and video communications solutions and services to the financial trading industry on a worldwide basis. IPC has developed strong customer relationships over the past two decades by providing and servicing the specialized telecommunications products which are utilized to support trading operations. An increasing number of financial services institutions in the United States and abroad operate globally, trading in the major financial markets around the world regardless of time zones or national boundaries. The Company believes that the global telecommunications requirements specific to the financial services industry are not being addressed. Such requirements include: maximum reliability, consistently high quality transmission, bandwidth on demand, capacity for high speed data transmission, rapid service provisioning, dedicated customer service, continuous attention to service enhancement and new services development. Presently, a large portion of international communications are conducted through a mesh of disparate public networks that do not offer similar quality, services, reliability or timeliness of delivery as would be available through a dedicated private network. In addition, the Company believes that internal dedicated private networks do not address the significant international telecommunications traffic that occurs among financial trading firms. The Company intends to leverage its existing extensive customer relationships to provide a continually growing portion of their customers' global telecommunications requirements through a combination of products and services developed by IPC and IXNET and, in particular, through the continued deployment of a facilities-based global network and the integration of the network with IPC's product offerings.

         The Company's highly reliable, customized telecommunications systems are used on financial trading floors where they are known as "turrets" or "dealerboards." IPC, with a presence in over 30 countries, has the world's largest installed base of turrets. IPC's turret systems are capable of providing high speed access to as many as 23,000 telephone lines and incorporate many features designed to increase the trader's productivity, speed and quality of communication. In 1993, leveraging its existing customer relationships, the Company launched its Information Transport Systems ("I.T.S.") business to provide and support the design and implementation of cabling infrastructures and an expanded product offering including local and wide area network hubs and routers. IPC also provides its customers with network planning and design, project management, asset management, and on-going facilities service and support.

      IXNET has implemented a facilities-based global network that comprises a uniform technology platform, switching hubs located in New York and London, network access nodes and customer premise nodes in other financial centers, dedicated circuits connecting customers to the network and software applications specifically designed for the financial trading industry. The design of the network enables the Company to expand capacity (in response to, as opposed to in advance of) increased customer traffic. The IXNET Network offers desktop-to-desktop connectivity within and among different firms connected to the IXNET Network
anywhere  in  the  world   with   the  same  high  performance
characteristics   presently   available   only   on  expensive
dedicated private networks. Currently, the IXNET Network has network nodes in New York, London, Paris, Chicago and Frankfurt servicing customer access nodes in 17 countries.

      The Company was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed to perform in the demanding environment of the financial trading community. In 1986, the Company, then owned by Contel Corporation and known as Contel IPC, opened its current manufacturing facility in the United States and commenced operations in the United Kingdom. In October 1991, the Company was acquired by Richard and Peter Kleinknecht (the "Principal Stockholders") and certain others and renamed IPC Information Systems, Inc. On October 3, 1994 the Company completed its initial public offering of 3,250,000 shares of common stock at $15.00 per share.

The Industry

     Turrets

      The turret industry is characterized by a small number of manufacturers of highly specialized telecommunications systems sold primarily to companies in the financial services industry. Turret systems must be exceptionally reliable because of the time sensitive nature of trading activity. Trading floors may contain in excess of 1,000 turrets, each with access to hundreds of telephone lines. Although turrets are installed in addition to, and communicate with, the internal corporate telephone system (the "PBX"), turrets have a multiplicity of enhanced features when compared to the PBX, including, (i) superior speed and reliability, (ii) non-blocking capabilities even under the busiest trading conditions; (iii) log-on/log-off features to allow for trader mobility; (iv) line assignability to access additional direct telephone lines as needed, and (v) multiple programmable speakers.

International Telecommunications

       The international telecommunications marketplace has experienced a significant transformation over the last decade. Improved technology and increased competition due in part to regulatory reform in numerous international markets and privatization of state owned communications monopolies have contributed to the rapid expansion of international telecommunications usage. The financial services industry has grown significantly, while at the same time individual firms have expanded operations internationally to compete more efficiently in the global marketplace. While these firms are investing heavily in communications network technology and infrastructure to remain competitive in this networked environment, readily available alternatives do not address the specific needs for globally supported high performance international communications between the various trading partners.

     To date, financial trading firms have had two alternatives for addressing these exacting telecommunications demands: (i) building private networks, incurring both substantial development and ongoing costs (these private networks historically have been created for intra-company communications); or (ii) utilizing the broad based common carriers' public switched networks, which consist of numerous non-homogeneous systems and services offered in each market by a multiplicity of local providers. Presently, a large portion of international communications is conducted through a mesh of disparate public networks that do not offer comparable quality, services, reliability or timeliness of delivery as would be available through a dedicated private network. However, the Company believes that internal dedicated private networks do not address the significant international telecommunications traffic that occurs among financial trading firms.

Information Transport Systems

       Integrated high speed internal data communications networks have become critical to financial services companies. Companies are installing increasingly complex computing environments that consist of networked desktop personal computers and workstations, printers, file servers, facsimile machines and LAN and WAN connections. The increased need for information distribution and the advances in network design require companies to develop and maintain internal expertise or to outsource their needs to independent specialists. In response to its awareness of this increasing demand, the Company implemented its I.T.S. business to provide voice, data and video networking infrastructures and connectivity to all of the customer owned devices which require it.

Products and Services

Turrets

     A turret is a sophisticated telephone system consisting of desktop consoles and backroom switching equipment for personnel involved in activities that require rapid access to telephone lines, and a high degree of reliability, such as the trading activity of a financial services company. A turret is installed in addition to, and communicates with, the PBX, but has enhanced features and reliability compared to a PBX. Turrets are used by organizations that have critical communications needs, in which personnel must have rapid access to a large number of lines to deliver or receive essential information. For example, on a trading floor, a lost connection could result in a lost transaction. A turret system must be completely "non-blocking" and allow all users to be on the telephone at the same time even under the busiest conditions. In sharp contrast, a typical PBX configuration accommodates only approximately 20% of users speaking at the same time.

      A turret system installation involves extensive planning to ensure that all materials and labor are coordinated to achieve an on-time, within-budget completion. Detailed analysis is performed, defining all required features and lines. The cabling infrastructure is installed and tested prior to delivery of backroom switching equipment, usually a month before "cut-over" (the time when the system use begins). About two weeks prior to cut-over, the desktop consoles are installed and the complete system is rigorously tested. Currently, the largest trading floors have in excess of 1,200 turret positions with access to 8,000-10,000 telephone lines and can take up to a year to complete.

      System architecture is a major advantage of IPC's turret products. IPC's current turret systems have a distributed architecture with microprocessor units distributed throughout the circuitry, such that no single fault in the current systems can cause a failure of the entire system.

   TRADENET MX(R). TRADENET MX(R), a fully digital, distributed architecture product, was designed on a patented mesh-switching fault tolerant network, which is not vulnerable to isolated component failure. Its totally distributed design avoids the disadvantages of centralized processing by equipping each circuit card with two SPARC microprocessors, providing a combined 25 MIPS of processing power per circuit board. TRADENET MX(R)is designed as a platform combining hardware and software upon which new features and applications can be added to enhance the product. Because they are mainly software based, these enhancements can be made quickly to enable the Company to respond rapidly to developments in the market or to a customer's specific requests. The customer can have a continually up-to-date system by gradual upgrading of software. The TRADENET MX(R)platform is designed with the capability to switch data and video as well as voice. The current list price range for the TRADENET MX(R) is $8,500 to $15,000 depending on the configuration and features required.

      MX Compact. During 1994, the Company determined that a less costly version of TRADENET MX(R)was required for smaller sized locations. In June 1994, the Company introduced the MX Compact, designed with a capacity of 40 turrets with comparable features of TRADENET MX(R). The MX Compact is packaged in a single cabinet and competitively priced for branch offices in smaller markets. The current list price range for the MX Compact is $5,000 to $7,000.

    Exchangefone. Exchangefone(R)is an extremely ruggedized key telephone specifically designed for use on exchange floors. Exchangefone(R)uses distributed microprocessor technology to provide ease of feature customization and a significant reduction in the cable between the trading floor and the backroom switching equipment. The current list price range for Exchangefone(R) is $5,000 to $7,000.

      Open Line Speaker Systems. The Company manufactures open line, digital, turnkey speaker systems for the financial services industry. These speaker systems provide full-duplex communications over two-wire or four-wire circuits that enable brokers to react instantaneously when trading. From a single microphone, brokers can broadcast simultaneously to numerous customers. Additionally, these speaker systems contain digital signal processor software which enables the speaker systems to be utilized at increased volumes with minimal distortion, echo, feedback and sidetone. The current list price range for such systems is $5,000 to $9,000.

      During April 1995, the Company acquired the assets of Bridge Electronics Inc. ("IPC Bridge"), a recognized leader in the design, manufacture and marketing of specialized open-line speaker systems used by the foreign exchange community and other traders in the financial services industry and the industry's only provider of digital speaker systems.

      The Company also manufactures multi-button key telephone sets and intercom systems sold in conjunction with turret positions. Additionally, IPC remarkets various other related products including, among others, PBX systems, video conferencing equipment and voice logging and recorder devices.

      Turret Service. Following a standard one year warranty period after installation of a turret system, a customer generally enters into an annual or multi-year service contract, paid either monthly or quarterly in advance. In addition, turret services include moves, additions and changes to system configurations.

The IXNET Network

      IXNET was formed in 1993 and during the first 18 months, its current senior management team focused on researching the international telecommunications requirements of the financial trading industry and related regulatory trends. This research led to IXNET's plans for a value-added network serving the international financial trading industry. Key findings which highlighted the opportunity included: rapid changes in technology requiring constant reevaluation of previous technology decisions and new investments to remain competitive; internal telecommunications departments focused on intra-firm communications via private networks rather than on communications with trading counterparts; an unsatisfied demand for high performance communications between firms; difficulties in dealing with multiple vendors, particularly in international markets; significant disparity between the pricing and underlying costs of international communications traffic; and no uniform global technology platform for international communications.

      IXNET  has implemented a facilities based global  network
specifically  designed  for  the financial  services  industry.
Significant   features  of  the  IXNET  Network   include   the
following:

     Uniform Equipment Platforms: IXNET has selected Northern Telecom Ltd.'s digital carrier platform for all switching nodes in the international network. This will provide for all services to be available universally, call-set-up time to be minimized and one network management and control system to optimize network performance. In addition,
     IXNET has selected Newbridge Networks Corporation to supply nodal bandwidth management and customer site equipment throughout the worldwide network. The uniform platform will provide high performance, advanced features and global network management which allows for rapid provisioning and end-to-end network diagnostics. The Company will continue to investigate additional manufacturers and to test, evaluate and deploy open standard products to optimize the IXNET Network.

     Transport: IXNET utilizes multiple carriers to provide access facilities from customer premises to the IXNET facility. Such carriers include local exchange carriers, competitive access providers and competitive local exchange carriers. In all cases, access from the customer sites is via a digital facility. In addition, the Company leases and acquires bandwidth from regional and international common carriers to link its network locations. Diverse multiple routing is utilized to increase reliability beyond the service level of any individual facility provider.

     Network Operation Centers ("NOCs"): The Company currently has fully operational NOCs in New York City and London, which house the specialized equipment necessary for managing the network. The NOCs contain workstation based software systems allowing for the display of alarms for all equipment conditions, testing of all adverse conditions, re-routing of traffic to other equipment or networks, management notification of critical conditions and provisioning of customer bandwidth. While the New York City NOC will act as the overall operations control center for the entire IXNET Network, each NOC can independently support the IXNET Network. Additional NOCs will be deployed to major financial centers based on customer demand.

IXNET Services

     IXNET services include the following:

      IXGlobal. IXGlobal provides a seamless global private network to the financial services community over a single common global platform offering calling among all IXNET member firms worldwide with the same high performance characteristics presently available only on expensive dedicated private networks. Features of IXGlobal include: (i) on-net calling privileges to all network participants; (ii) fast call setup and enhanced features; (iii) "virtual" automatic ring down service which eliminates the need for costly private lines;
(iv) flexible network design and configuration; (v) rapid end-to-end provisioning of circuits and network architecture; and
(vi) global network control and account management.

     IXLink. IXLink is IXNET's dedicated private line service. The service features include: (i) high quality digital connectivity worldwide; (ii) end-to-end circuits which eliminate the need to deal with multiple vendors; and (iii) circuits available from "voice grade" to "T1/E1" capacity.

       MXConnect. MXConnect provides seamless integration between the IXNET Network and the IPC TRADENET MX(R) digital turret. This digital private line service is being developed to enhance the functionality and performance of both the turret and the IXNET Network when interconnected. Current service offerings include specialized digital open conferencing capabilities for trading positions at multiple sites, commonly referred to as "Hoot `n Holler." Additional feature enhancements are currently under development.

      IXPrime.   IXPrime is iXnet's off-network  long  distance
telephone  service.   Features of IXPrime include  switched  or
dedicated access and simplified pricing for calls, eliminating confusing multiple calling plans.

      All IXNET services provide flexible billing format and media, including clear and concise calendar month invoicing which allows the user to see actual costs, without confusing discount plans. IXNET also offers optional local currency billing.

Information Transport Systems

       The Company markets the design, implementation and maintenance of high speed data networks as I.T.S. This business line includes four major product and service areas: network implementation and support, value-added services, networking products and cabling infrastructure. Customers purchase these products and services on a stand alone basis or in bundled combinations.

      Network Implementation and Support. The Company offers a full line of technical and network implementation and support services to customers on a project basis or as part of a long-term technical services contract. The purpose of the long-term contract is to allow the customer to have continuous access to high quality technical expertise. Such customers will have access to a wide range of IPC technical and operational resources, including network engineering analysis, help desk support, user training and cabling and reconfiguration.

     Value-Added Services. The Company provides a wide range of value-added services including coordination of trading room design, consulting, engineering implementation, project management, the staging and burn-in of workstations, technology and operational outsourcing.

      Networking Products. The Company markets and services a full line of third party manufactured networking system products including local area network hubs, adapters, bridges, routers, network management software and protocol converters. The Company sells these products on a stand alone basis or fully installed, configured and integrated with customer systems.

      Cabling Infrastructure. Cabling infrastructure provides physical connectivity among all communications devices, such as telephone switching equipment (turret or PBX), facsimile machines, computer networks and video conference facilities. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. The Company offers its cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptable power systems, security safeguards and cable management systems. The Company places special emphasis on the testing and certification phases of the project since today's high speed networks demand that products be installed in accordance with strict manufacturer specifications. Upon certification, the Company guarantees cabling infrastructure installations as to transmission characteristics against defects for a period of five years. The Company also offers extensive documentation of the network infrastructure, cable layouts and all device connections.

Marketing

      The Company presently markets its turret and I.T.S. products and services domestically and in key international financial centers. This is accomplished through a combination of distribution channels including both direct and distributor sales. The Company presently has direct sales and service locations in New York, London, Atlanta, Boston, Chicago, Cincinnati, Dallas, Houston, Los Angeles, New Jersey, Philadelphia, Pittsburgh, San Francisco, Stamford, St. Louis, and Toronto, Canada. The Company also has an extensive network of established distribution partners in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, France, Germany, Greece, Hong Kong, Indonesia, Ireland, Italy, Japan, Kuwait, Luxembourg, Malaysia, Mexico, the Netherlands, New Zealand, Peru, the Philippines, South Africa, Singapore, Switzerland, Taiwan, Thailand and Turkey. The IPC distributor network was established to enable IPC to sell and service systems globally. The distributors have expertise in turret sales and LAN design and installation, and provide resident qualified systems engineers to support customers.

      IXNET services are presently marketed and sold by a team of experienced network sales professionals dedicated to the IXNET service offering. IXNET currently has networkk sales professionals in New York and London and will add sales people in other key locations globally as its expansion continues.

Team Approach

      IPC and IXNET use a team approach in their sales and account management. Each customer is assigned a team consisting of individuals with responsibility for sales, client services and project management, with a team leader responsible for overall coordination. IXNET account managers are being integrated into each team in order to leverage existing IPC customer relationships, present a unified Company approach, and coordinate service offerings.

Global Services

      IPC recently structured sales and operations globally
under  seperate  functional  organizations.   In  addition   to
facilitating  the   "team  approach"   to  sales   and  account
management this alignment promotes relationships with customers who have significant global operations and complex telecommunication
needs.  This represents a   departure   from   the   historical
location-by-location and project-by-project approach taken by turret vendors and reflects the trend toward a consolidation of trading firms and a growing preference by the firms to utilize
common technology  standards   throughout   the   organization.
Objectives  of  the  global  account  program  are  to  improve
customer service levels and response time,  increase   customer
efficiency and productivity, standardize service deliverables across all locations, improve customer business processes and
improve the customer's  overall   communications  and   control
of its communications infrastructure. Each Global Services team
will  include  individuals  dedicated  to  account   management,
operations and implementation, business/finance and professional services.

Marketing

      IPC maintains a high profile in the financial services market by publicizing contracts won, utilizing placement of advertising in industry publications and participation in relevant industry trade shows. The Company also actively participates in industry seminars to communicate IPC's capabilities to prospective customers and maintains a staff of experienced marketing professionals who generate promotional brochures and training materials.

Customers

      The principal industries served by IPC include: financial services, banking and stock/commodity exchanges and insurance. The financial services industry includes securities and investment banking firms, merchant and commercial banks, inter-dealer and foreign exchange brokers, securities and commodities exchanges and insurance companies. Historically, almost all of the Company's revenues have been derived from sales to customers in the financial services industry. In fiscal 1996, approximately 13% of total revenues were from one customer.

Backlog

      As of September 30, 1996, the Company had a backlog of purchase contracts representing approximately $77.9 million of future revenues, as compared with approximately $72.5 million as of September 30, 1995. Due to the size and lead time of orders, which can vary substantially, and because the Company generally recognizes revenue upon the completion of an installation, the amount of backlog at any date may not be indicative of actual sales for any subsequent period. The Company's backlog includes only orders for new installations and does not reflect annual or multi-year service contracts or orders for the reconfiguration, alteration or expansion of existing systems, as such orders are normally completed within one month.

Research and Development

    IPC continues to be a market leader with the TRADENET MX(R) product family which sets a high standard for reliability, performance, and functionality. IPC works closely with its customers to understand their future requirements and to ensure its products address their needs. During 1997, IPC intends to continue to invest in the TRADENET MX(R)family as well as its next generation of products to sustain the Company's leadership position in voice-based trading system products. Recent additions to the TRADENET MX(R) product line include the TradePhone MX, enhanced Integrated Services Digital Network ("ISDN") connectivity and call processing, and digital voice recording support.

      In addition to developing new TRADENET MX(R) features and functionality, IPC intends to strongly emphasize product integration with IXNET's global network. This integration removes the traditional facilities based trading floor boundaries and enables customers to build virtual trading environments that are geographically distributed. These solutions are anticipated to include functionality such as line networking, global hoot and holler, and global intercom. Market requirements such as improved disaster recovery and shared tenant or Centrex turret services will also be targeted.

      Interoperability and integration of the traders' desktop systems will remain a strategic focus. IPC intends utilize its core competencies in call processing, Application Programming Interface development, Computer Telephony Integration, and fault tolerant switching to provide solutions to improve trader productivity. Tighter coupling and integration between desktop systems, front office systems and back office systems will be pursued utilizing key relationships with partners in the video, trader workstation and market data delivery arenas.

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

      Most turret components have a relatively short lead time of approximately 30 days. However, there are a few long lead time items, specifically displays and buttons, that need up to 24 weeks order time. The Company purchases certain key product components that are made to order from single source suppliers. Materials are ordered to a production forecast that is derived by constantly monitoring sales activity. Furthermore, IPC has developed an extensive "point-of-use" program whereby its suppliers pre-position their inventory in IPC's warehouse and IPC does not take ownership until the components are needed. The Company believes that its relationships with its suppliers are good and it has not experienced supply difficulties.

Competition

     The markets for sophisticated communications equipment and I.T.S. are highly competitive. Although some of the Company's competitors are substantially larger and have greater resources, management believes that IPC's strong market position is the result of its consistent ability to produce high quality products, its established reputation for the highest quality service, strong relationships with customers, and experienced management and sales and technical staffs.

      In the worldwide market for trading turrets, IPC's main competitors are V Band Corporation and British Telecommunications plc ("BT"). The Company also competes with Hitachi Ltd., Telaid Industries Inc., Etrali S.A., Telenorma GmbH (a division of Robert Bosch GmbH) and LM Ericsson Ltd. Management believes it has significant advantages over its competitors by providing superior quality products and outstanding customer service on a global basis.

      Direct competition to IPC in the I.T.S. business is difficult to identify due to the level of fragmentation. Although a number of companies compete for parts of what the Company includes in its customer solutions (for example, cable installation), management believes that its expertise and capability to support the full range of I.T.S. requirements of large national and international customers provide it with significant competitive advantages.

International Telecommunications Competition

        The institutional structure of international telecommunications is changing dramatically. These changes may have significant implications for how telecommunications providers will operate in international markets in the future and may create new regulatory issues. Three major interrelated trends are apparent.

      The first is a trend toward market liberalization and the introduction of facilities-based competition. This trend is accelerating a shift from single national carriers, whether government or privately owned, to multiple carriers and more competitive markets. To further this trend, a working group within the new World Trade Organization, which replaced the General Agreement on Tariffs and Trade, has been negotiating market-opening measures concerning trade in basic and value-added telecommunications services and networks. The negotiations recently have been extended until February 1997, to reach agreement on measures to open national telecommunications markets to international competition.

      The second trend is increased private sector ownership of telecommunications providers, manifested most notably in the privatization of national carriers. This trend is spurred by
(i) the growing recognition that investment requirements for expansion of telecommunications infrastructures will require access to private sector capital and (ii) concerns that government controlled carriers cannot keep pace with rapidly changing technology and market demands.

      The third trend is the  increasing  participation  among
major  international  carriers  in   global   alliances.  Such
alliances, which may be based on either equity  or  non-equity
relations, are   attempting   to   provision  global  products
through   single   points   of   contact    to    global
markets. The trend toward alliances has been further spurred by the carriers' desire to protect and enhance the profitability of international traffic, the pricing of which reflects a system of settlement rates among international telecommunications carriers.

      Most  global  alliances  are  still  new  and  not  fully
developed,  either  in  terms  of  corporate  form  or   market
strategy.   To  date,  revenues to the  alliances  from  target
markets, which include the global provision of enhanced services to multinational corporations, are small relative to traditional international voice traffic revenue. Nonetheless, such alliances are of significance because they represent individual national carriers attempting to learn how to work together in non-traditional ways and on a much greater geographic scale.

      The Company believes that it has certain competitive advantages over existing carriers and the developing alliances, including its network design and its ability to execute its business plan, for several reasons. The participants in the alliances, as common carriers, have designed broad based
networks  for providing service to the public at large.   These
networks utilize a variety of hardware and software, making it difficult to implement a uniform global telecommunications system and offer a common set of services with features and performance characteristics demanded by the financial services
industry.   While  the  alliances  are  a response  to customer
demand for a single point of  contact,  by their   nature   the
alliances  have difficulty implementing projects  and servicing
customers across corporate and national  borders.   The   IXNET
Network is designed to meet the  specific performance standards
demanded  by  the  financial   services industry.   This single
market focus and the Company's ability to integrate its products and services allow the Company to provide comprehensive single
source   solutions   for its customers, a competitive advantage
over global alliances.

      The key global alliances include the following: Concert Communications Company (MCI Communications Corp., BT), Global One (Sprint Corp., France Telecom, Deutsche Telecom AG), World-Partners (AT&T Corp., Singapore Telecom, KDD Corp. (Japan), and Uniworld), Uniworld (AT&T Corp., Telia AB, Swiss Telecom PTT, Koninkl_ke PTT Nederland, Telefonica de Espana, S.A.), and The Cable and Wireless Federation.

Regulatory Environment

Government Regulation

      Telecommunications services provided by the Company are subject to regulation by international entities as well as by United States federal, state and local government agencies. The primary regulatory policy of the United States is to promote effective competition in the United States telecommunications service market, particularly the market for international services. It is the view of the United States government that competitive international markets will provide incentives for further market entry both in the United States and foreign markets. Competitive markets will also stimulate technological innovation by United States suppliers of information technology.

      The existing international telecommunications service regulatory environment is very different than that which exists for United States domestic telecommunications services. For domestic services, the FCC and State Public Utility Commissions have direct jurisdiction, granted by statute, over all aspects of the service. With international traffic, however, the
United States' regulatory structure is limited to the origination or termination of service in the United States. As a result, the United States and each foreign country share jurisdiction over policies and regulations controlling international telecommunications services between the two. Thus, the United States cannot unilaterally implement a regulatory policy for international telecommunications,
thereby limiting the impact a domestic  statute, such as   the
Communications Act of 1934, as amended ("the Communications Act")can have in developing a new structure for international telecommunications.

     Presently, the Company is required to file tariffs listing the terms, conditions and rates for its services for both its intrastate and international services. In addition, the Company is required to obtain FCC authorization to provide international telecommunications services. Under the Communications Act, the FCC has the authority to forbear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs.

      IXNET currently holds an FCC authorization to resell private lines that are not interconnected to the public switched telephone network for communication services between the United States and numerous international points. IXNET also holds an FCC authorization to resell private lines interconnected to the public switched telephone network for communication services between the United States and the United Kingdom, Canada and Sweden. IXNET has received a reciprocal authorization from the United Kingdom to resell private lines interconnected to the public switched network between the United States and the United Kingdom.

      State regulatory commissions exercise jurisdiction over intrastate services. Intrastate services are communications that originate and terminate in the same state. IXNET holds a certificate of public convenience and necessity to resell forms of telephone service within New York State. IXNET is in the process of obtaining similar authorizations from other states. As the regulatory regimes change in the United States and elsewhere, the authorizations held by the Company also may need to be adjusted.

International Regulatory Considerations

      The regulation of IXNET services in foreign jurisdictions will differ from country to country depending on the progress each country has made in developing a competitive market for telecommunications services. For instance, the United Kingdom has established a market structure that encourages the operation of new competitive telecommunication service providers. IXNET has been granted a license by the U.K. Department of Trade and Industry to offer international simple resale and facility-based services. This allows IXNET to offer such services from the United Kingdom. There are a number of other countries that have liberalized or are in the process of liberalizing their telecommunications environments. IXNET is in the process of obtaining the appropriate authorizations in a number of these jurisdictions.

      Other foreign jurisdictions take the position that all telecommunication services are under the exclusive jurisdiction of the state-sanctioned monopoly. In these countries competition is strictly prohibited. However, even in these countries, iXnet may have a special status that would enable it to provide service. A number of countries will allow so-called "closed user groups" ("CUGs") to operate outside the state-sanctioned monopoly. CUGs are communities of interest that are common among a company and its subsidiaries or group of companies. The European Union definition of CUGs looks to see if the link between the members of the group is a "common business activity." IXNET fits this definition of CUGs in several countries. This is because IXNET is not like the large, international telecommunications service providers that market to the public at large. Rather, its marketing efforts and network design are focused on the needs of institutions within the financial community, with this focus narrowed even further to trading room telecommunications services. The CUG categorization would enable iXnet to provide service where it would otherwise be prohibited.

     In those countries where IXNET is strictly prohibited from offering service, IXNET may enter into a relationship with the state sanctioned telecommunications monopoly so that its services can be offered in that jurisdiction. In these situations, the local telecommunications service provider would provide the facilities and offer local services to IXNET customers. It is likely that services would be of higher cost in these situations. There are, however, certain countries which do not require licensing for the provision of telecommunications network services.

      IXNET is in the process of obtaining the necessary authorizations to provide service in a number of European and Asian countries and is exploring the regulatory environment in additional countries targeted for service. It intends to establish its services either through licensing as a telecommunications service provider, CUG or through bilateral agreements with a telecommunications monopoly. As the regulatory regimes change, IXNET will adjust its regulatory strategy.

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

Employees

      As of September 30, 1996, the Company had 741 full-time, non-union employees worldwide, including 615 in the United States and 126 in the United Kingdom. Of these, 69 were engaged in marketing and sales, 90 in research, development and product engineering, 131 in finance, branch and corporate administration, 221 in manufacturing and 230 in operations.

     An additional 465 United States workers are represented by collective bargaining units, including 413 within the New York metropolitan area provided under labor pooling agreements between the Company and two of its affiliates. Contracts with unions are negotiated every three years. Current agreements expiring through June 11, 1998 provide benefits, wage rates, wage increases and grievance and termination procedures. The Company has never experienced a work stoppage. Management believes that current relations with labor are good and that existing union contracts will be renewed.

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

ITEM 2.   PROPERTIES

       The Company leases its manufacturing facility in Westbrook, Connecticut, its executive offices and network switching facility in New York City, its research and development facility in Stamford, Connecticut and its branch offices and sales offices in the United States, Canada and in the United Kingdom. The Company believes that its current facilities are adequate for its near-term requirements and does not anticipate the need for significant expansion in the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

       The Company is not a party to any pending legal proceedings except for claims and lawsuits arising in the normal course of business. The Company does not believe that these claims or lawsuits will have a material adverse effect on the Company's financial condition or results of operations. See Note 9 to "Notes to the Consolidated Financial Statements".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

           The  Company's common stock is listed on the  Nasdaq
Stock Market (Nasdaq - IPCI). The following table sets forth the high and low sales prices reported by the Nasdaq. The common stock began trading on September 27, 1994.


                       For the year ended September 30,
                            1996               1995
                        High     Low       High     Low
First Quarter           19 1/4   13 1/2    15 1/4   11
Second Quarter          26 1/4   16 1/2    14       11 1/4
Third Quarter           25       17 1/16   15 1/2   11 1/2
Fourth Quarter          21       13 1/2    18 3/4


As of November 30, 1996 there were 92 holders of record of the Company's stock.

To date, the Company has not paid any cash dividends to its stockholders. Any future payment of cash dividends will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors. The Company does not intend to pay cash dividends in the foreseeable future but intends to retain its earnings for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA (unaudited)
        (amounts in thousands, except per share amounts



								       For the eleven
			  				              months ended
			    For the year ended September 30,  September 30,
			         1996     1995      1994      1993	1992
Statement of Operations:

   Revenues			 $249,508  $206,254  $163,671  $112,714  $68,687

   Gross Profit		   76,818    63,173    48,043    31,152   20,346

   Net income (loss)	   12,129    13,267    16,549(1)  1,753  (3,478)

   Earnings per share	    $1.15     $1.26

   Weighted average
     shares outstanding	   10,590    10,506

   Pro forma earnings
     per share			     		      $1.11(2)

   Pro forma weighted average
     shares outstanding				      8,535(2)

   Supplemental pro forma
     earnings per share				       0.88(3)


							September 30,
Balance Sheet Data:	    1996     1995     1994     1993     1992

    Working capital	  $50,268 	$46,851  $27,661  $16,696   $7,077
    Total Assets		  140,957 	128,036  110,702   70,120   44,488
    Notes payable		   13,900		     1,411    1,411    1,411
    Long-term debt				    10,663   12,916    5,338
    Long-term lease
     commitments            3,429
    Stockholders' equity   71,715    58,504   21,122    7,328    5,985


(1) Net income includes the cumulative effect of the Company's termination of its S corporation status which resulted in a tax benefit of $3,295.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following tables set forth certain statements of operations data and its percentage to total revenues for the periods indicated:

					For the year ended September 30,

(Dollars in Thousands)                1996      1995      1994
Revenues:
  Turret sales and installation.... $109,659  $100,851   $70,166
  Turret service...................   55,484 	50,057    51,433
  Information Transport Systems
  sales, installation and service..   78,842    55,346    42,072
  Network services.................    5,523         -         -
    Total revenues.................  249,508   206,254   163,671
  Cost of revenues.................  172,690   143,081   115,628
    Gross profit...................   76,818 	63,173    48,043
  Research and development
  expenses.........................   11,467    10,108     7,654
  Selling, general and
  administrative expenses..........   45,143    31,038    23,727
    Income from operations.........   20,208    22,027    16,662
  Interest (expense)/income, net...     (678)	   233    (1,568)
  Gain on renegotiation of lease
  obligation on vacant facilities..      -   	   -         517
  Other income/(expense), net......      591 	   226        65
    Income before provision for
    income taxes...................   20,121    22,486    15,676
  Provision/(benefit) for
  income taxes.....................    7,992     9,219      (873)
     Net income....................  $12,129   $13,267   $16,549

Revenues:
  Turret sales and installation....    44.0%	 48.9%      42.9%
  Turret service...................    22.2 	 24.3       31.4
  Information Transport Systems
  sales, installation and service..    31.6 	 26.8 	25.7
  Network services.................     2.2	    -	        -
    Total revenues.................   100.0     100.0      100.0
  Cost of revenues.................    69.2 	 69.4 	70.6
    Gross profit...................    30.8 	 30.6 	29.4
  Research and development
  expenses.........................     4.6 	  4.9 	 4.7
  Selling, general and
  administrative expenses..........    18.1 	 15.0 	14.5
    Income from operations.........     8.1 	 10.7 	10.2
  Interest (expense)/income, net...    (0.3)	  0.1 	(1.0)
  Gain on renegotiation of lease
  obligation on vacant facilities..       -   	    -        0.3
  Other income/(expense), net......     0.2 	  0.1 	 0.0
    Income before provision for
    income taxes...................     8.1 	 10.9 	 9.6
  Provision/(benefit) for
  income taxes.....................     3.2 	  4.5 	(0.5)
     Net income....................     4.9%	  6.4%	10.1%


Overview

      IPC is a worldwide industry leader in providing globally integrated telecommunications services to the financial services industry. The Company's highly reliable, customized telecommunications systems are used on financial trading floors where they are known as "turrets" or "dealerboards." In 1993, the Company launched its I.T.S. business to provide and support the design and implementation of cabling infrastructures and an expanded product offering including LAN and WAN hubs and routers, and video conferencing systems. IPC, with its recently acquired subsidiary, IXNET, has implemented a facilities-based global network (the "IXNET Network") designed for the specialized international telecommunications requirements of the financial services industry.

      IPC's goal is to be the preferred single source provider of integrated voice, data and video communications solutions and services to the financial trading industry on a worldwide basis. The Company intends to leverage its existing extensive customer relationships to provide a continually growing portion of their customers' global telecommunications requirements through a combination of products and services developed by IPC and IXNET. This is to be accomplished through the continued deployment of a facilities-based global network and the integration of the network with IPC's product offerings.

     The Company's operations are separated into three lines of business: turret systems, I.T.S. and network services (IXNET). The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as "turret sales and installation." The Company accounts for revenues from turret system maintenance, including annual and multi-year service contracts, and from moves additions and changes to existing turret system installations as "turret service." The Company accounts for revenues from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers, from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "I.T.S. sales, installation and service." Additionally, the Company accounts for revenues derived from the IXNET Network as "network services".

      Revenue from turret and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret systems to distributors, which is recognized upon shipment of turret products by IPC. Invoices are submitted during various stages of the installation. The revenue attributable to such advance payments is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenues ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from network services are recognized in the month the service is provided.

      Due to the substantial sales price of the Company's large turret and I.T.S. installations and the Company's recognition of revenue only upon completion of installations, revenues and operating results could fluctuate significantly from quarter to
quarter.   However, the Company's service business generates  a
more consistent revenue stream than sales and installation and, consequently, these fluctuations could be somewhat diminished in the future as the Company's service business expands.

Comparison of the year ended September 30, 1996 to the year ended September 30, 1995

      Revenues.   Total revenues increased by $43.3 million  or
21.0%,  to $249.5 million in the year ended September 30,  1996 from $206.3 million in the year ended September 30, 1995.

     Turret installation and related service revenues increased by $14.2 million, or 9.4%, to $165.1 million in the year ended September 30, 1996 from $150.9 million in the year ended September 30, 1995. This increase is primarily attributable to the increased acceptance of TRADENET MX(R). Management expects that sales of TRADENET MX(R) will continue to generate the majority of turret sales and installation revenue for the foreseeable future.

      Revenues from I.T.S. sales and related service increased by $23.5 million, or 42.5% to $78.8 million in the year ended September 30, 1996 from $55.3 million in the year ended September 30, 1995. These increases were attributable to the continuing development and expansion of the I.T.S. business.

      Revenues from network services of $5.5 million for the year ended September 30, 1996 resulted from IXNET's implementation of its international telecommunication network during 1996, achieving recurring monthly revenues at an annualized rate exceeding $10 million at fiscal year end.

      Cost of Revenues. Cost of Revenues (as a percentage of revenues) decreased to 69.2% for the year ended September 30, 1996 from 69.4% for the year ended September 30, 1995. This decrease is due to continued installation efficiencies and manufacturing cost reductions.

       Research and Development Expenses. Research and development expenses increased by $1.4 million, or 13.4%, to $11.5 million in the year ended September 30, 1996 from $10.1 million in the year ended September 30, 1995. The increase was due to the development of new products and enhancements to existing products. Also, research and development expenses for the year ended September 30, 1996 include expenses by IPC Bridge. Bridge Electronics, Inc., now known as IPC Bridge, was acquired by the Company in April 1995. The Company believes that development of new products and enhancements to existing products are essential to its continuing success, and management intends to continue to devote substantial resources to research and product development in the future.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.1 million, or 45.4%, to $45.1 million in the year ended September 30, 1996 from $31.0 million in the year ended September 30, 1995. These increases are attributable to an increase in headcount and other expenses to support higher business levels, start up costs associated with IXNET and the continued development and geographic expansion of the Company's I.T.S. business. As the Company deploys its international network, management anticipates that selling and administrative expenses will increase. These expenses will likely be incurred prior to the realization of revenues.

      Interest Income / (Expense). Interest income / (expense) decreased to $0.7 million in expense for the year ended September 30, 1996 from $0.2 million in income for the year ended September 30, 1995. This decrease was primarily due to the Company's' utilization of its line of credit during fiscal 1996. Total interest expense for the fiscal year ended 1996 was $1.1 million compared to $.4 million in the fiscal year ended 1995.

      Provision for Income Taxes. The Company's effective tax rate, excluding minority interest, for the year ended September
30, 1996 was 41.0%.

Comparison of the year ended September 30, 1995 to the year ended September 30, 1994

      Revenues.   Total revenues increased by $42.6 million  or
26.0%, to $206.3 million in the year ended September 30, 1995 from $163.7 million in the year ended September 30, 1994.

      Revenues from turret installation and related service increased by $29.3 million, or 24.1%, to $150.9 million in the year ended September 30, 1995 from $121.6 million in the year ended September 30, 1994. This increase was primarily attributable to the increased acceptance of TRADENET MX(R).

      Revenues from I.T.S. sales and related service increased by $13.3 million, or 31.6% to $55.3 million in the year ended September 30, 1995 from $42.1 million in the year ended
September 30, 1994. This increase was attributable to the continuing development and expansion of the I.T.S. business.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.3 million, or 30.8%, to $31.0 million in the year ended September 30, 1995 from $23.7 million in the year ended September 30, 1994. As a percentage of revenues, expenses increased to 15.0% for the year ended September 30, 1995, from 14.5% for the year ended September 30, 1994. This increase was attributable to a rise in headcount and other expenses to support higher business levels and the continued development and expansion of the Company's I.T.S. business.

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

      Provision for Income Taxes. The Company's effective tax rate for the year ended September 30, 1995 was 41%. Effective October 1, 1994, the Company terminated its S corporation status and, as a result, was subject to corporate federal income taxes in fiscal 1995. Accordingly, the year ended September 30, 1995 reflects an increase in the provision for income taxes as the comparable prior year's tax provision was based on the Company's S corporation status. On a comparable basis, assuming the same effective tax rate and number of shares outstanding after the Company's October 1994 initial public offering, net income would have been $9.2 million or $0.88 per share for the year ended September 30, 1994.

Liquidity and Capital Resources

     Net cash used in operations was $14,737 for the year ended September 30, 1996 which resulted primarily from changes in accounts receivable and customer advances and deferred revenue offset, in part, by changes in depreciation and amortization and net income. Accounts receivable increased during the period due to higher business volumes and the timing of customer billings. The decrease in customer advances and deferred revenue was due to jobs in progress at September 30, 1996 being at an earlier stage of completion when compared to 1995.

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

      Cash used in investing activities was $12.7 million, $8.5 million and $1.2 million for the years ended September 30, 1996, 1995 and 1994, respectively. Cash was used in investing activities for acquisition payments for IPC Bridge and property, plant and equipment expenditures, primarily composed of machinery and equipment and leasehold improvements. This cash use was offset in part by proceeds from the sale of a short-term investment.

     In April 1996, the Company signed a promissory note with a bank increasing the Company's line of credit from $15,000 to $25,000. At September 30, 1996 $13,900 of the line is outstanding. The weighted average interest rate on borrowings for fiscal year 1996 was 6.31%. At September 30, 1995 there was no amount outstanding on the line of credit.

    In connection with the implementation of the IXNET Network,
IXNET  has  entered  into  capital  lease  agreements  totaling
approximately  $4.6  million  for  certain  network   switching
equipment.

     On October 3, 1994 the Company completed an initial public offering (the "Offering") of 3,250,000 shares of common stock at $15.00 per share and received Offering proceeds of $45,337, net of underwriting discounts and commissions. During the year ended September 30, 1995, Offering proceeds were used to repay long-term debt of $10,663, repay notes payable to stockholders of $1,411 and pay an S corporation distribution of $18,530 to pre-Offering stockholders. The remaining proceeds were invested in temporary cash investments and short term investments.

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

      This Report on Form 10-K contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, changes in customer purchasing policies and practices, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See  Financial  Statements and  Financial  Statement
          Schedule beginning on page 25.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                           PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF
          THE REGISTRANT

     a. Identification of Directors:

      The information required by this Item is incorporated herein by reference to the information contained under the caption, "Election of Directors" in the Proxy Statement which will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Such information is incorporated by reference pursuant to General Instruction G(3).

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the information contained under the caption "Certain Transactions and Relationships" in the Proxy Statement. Such information is incorporated by reference, pursuant to General Instruction G(3).

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

   (a)(1) Financial Statements                         Page(s)

          Report of Independent Accountants                25

          Consolidated Balance Sheets as of September 30,  26
          1996 and 1995

          Consolidated and Combined Statements of          27
          Operations for the Years Ended September 30,
          1996, 1995 and 1994

          Consolidated and Combined Statements of Cash     28
          Flows for the Years Ended September 30, 1996,
          1995 and 1994

          Consolidated and Combined Statements of          29
          Stockholders' Equity for the Years Ended
          September 30, 1996, 1995 and 1994

          Notes to Consolidated and Combined Financial  30-41
          Statements

   (a)(2) Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts  42

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated and Combined Financial Statements or notes thereto.

   (a)(3) Exhibits

Exhibit No.    Exhibit Title

    3.1*       Restated Certificate of Incorporation.
    3.2*       Amended and Restated Bylaws of Registrant.
    4.1*       Specimen Common Stock of the Registrant.
   10.2*       Employment Agreement, dated May 9, 1994, between
               the Registrant and Richard P. Kleinknecht.
   10.2.1**    Letter Agreement, dated October 17, 1995, amending
               the Employment Agreement between the Registrant
               and Richard P. Kleinknecht.
   10.3*       Employment Agreement, dated May 9, 1994, between
               the Registrant and Peter J. Kleinknecht.
   10.3.1**    Letter Agreement, dated October 17, 1995, amending
               the Employment Agreement between the Registrant
               and Peter J. Kleinknecht.
   10.4*       Employment Agreement, dated August 29, 1994,
               between the Registrant and Jeffrey M. Gill.
   10.4.1**    Letter Agreement, dated October 17, 1995, amending
               the Employment Agreement between the Registrant
               and Jeffrey M. Gill.
   10.13*      Registration Rights Agreement between the Registrant
               and Richard P. Kleinknecht and Peter J. Kleinknecht.
   10.14**     Employment Agreement, dated as of October 17, 1995,
               between the Registrant and Steven Terrell Clontz.
   21.3        Subsidiaries of the Registrant.
   23          Consent of Coopers & Lybrand L.L.P.
   27          Financial Data Schedule (for SEC use).


     * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-78754)
        or Amendment No. 1, Amendment No. 2, or Amendment No. 3 to the Registration Statement, and incorporated herein by reference.
    ** Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed November 30, 1995, and incorporated herein by reference.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IPC INFORMATION SYSTEMS, INC.



Date: December 27, 1996            By:/s/ Terry Clontz
                                    Terry Clontz
                                    President and Chief
                                    Executive Officer

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                  Title         Date


 /s/ RICHARD P. KLEINKNECHT  Chairman         December 27, 1996
   Richard P. Kleinknecht

  /s/ PETER J. KLEINKNECHT   Vice Chairman    December 27, 1996
    Peter J. Kleinknecht

      /s/ TERRY CLONTZ       Chief Executive  December 27, 1966
        Terry Clontz          Officer,
                              President and
                              Director
                              (Principal
                              Executive Officer)

   /s/  KEVIN M. ESPOSITO    Chief Accounting December 27, 1996
      Kevin M. Esposito       Officer
                              (Principal
                              Financial Officer)
                              (Principal
                              Accounting Officer)

   /s/ ROBERT J. MCINERNEY   Director         December 27, 1996
     Robert J. McInerney

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC Information Systems, Inc. as of
September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years ended September 30, 1996 and 1995 and the combined results of their operations and their cash flows for the year ended September 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       COOPERS & LYBRAND L.L.P.


New York, New York
December 11, 1996

		IPC INFORMATION SYSTEMS, INC.
		 CONSOLIDATED BALANCE SHEETS
	(Dollars in Thousands, Except Per Share Amounts)


						  September 30,
						 1996       1995

ASSETS:
Current assets:
 Cash and temporary cash investments...   $2,306    $15,786
   Trade receivables, less allowance
   of $1,521 and $1,572................   66,468     50,513
   Inventories.........................   36,367     35,111
   Prepaid expenses and other current
   assets..............................    7,284	9,526
	Total current assets.............  112,425    110,936

Property, plant and equipment, net.....   21,867      9,236
Other assets, net......................    6,665      7,864
	Total assets..................... $140,957   $128,036

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable.........................  $13,900
  Accounts payable.....................   14,369    $14,807
  Accrued liabilities..................   13,502     19,366
  Customer advances and deferred
  revenue..............................   19,446     29,912
  Short-term lease commitments.........      940
	Total current liabilities........   62,157     64,085

Long-term lease commitments............    3,429
Other liabilities......................    3,656      5,447
	Total liabilities................   69,242     69,532

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value,
    authorized 10,000,000 shares,
    none issued and outstanding
  Common stock - $0.01 par value,
    authorized 25,000,000 shares;
    issued 10,860,000 and 10,763,740
    shares at September 30, 1996
    and 1995, respectively.............      109        107
  Paid-in capital......................   46,831     45,853
  Retained earnings ...................   25,493     13,262
     Less treasury stock, at cost,
       242,185 shares..................     (718)      (718)
	Total stockholders' equity.......   71,715     58,504
	Total liabilities and
        stockholders' equity........... $140,957   $128,036



See Notes to Consolidated and Combined Financial Statements.


IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amount)

					    For the year ended September 30,
						 1996		   1995	   1994
					  Consolidated  Consolidated  Combined

Revenues:
 Product sales and installation... $178,513 	 $139,947 	 $103,529
 Service..........................   70,995        66,307      60,142
					      249,508 	  206,254 	  163,671
Cost of revenues:
 Product sales and installation...  122,897 	   95,174      74,233
 Service..........................   49,793 	   47,907 	   41,395
					      172,690 	  143,081 	  115,628

    Gross profit..................   76,818 	   63,173 	   48,043

Research and development expenses.   11,467 	   10,108       7,654
Selling, general and
 administrative expenses..........   45,143        31,038      23,727

	Income from operations......   20,208 	   22,027      16,662

Interest income/(expense), net....     (678)	      233 	   (1,568)
Gain on renegotiation of lease
 obligation on vacant facilities..                                517
Other income/(expense), net.......      591           226          65

	Income before provision for
       income taxes...............   20,121        22,486      15,676
Provision/(benefit) for
 income taxes.....................    7,992         9,219        (873)

	Net income..................  $12,129       $13,267     $16,549

Earnings per share................    $1.15 	    $1.26

Weighted average shares
 outstanding......................   10,590 	   10,506

Pro forma data (unaudited) (See Note 7):

Pro forma provision for income taxes........................   $6,184

Pro forma earnings per share ...............................    $1.11

Pro forma weighted average shares outstanding...............    8,535


See Notes to Consolidated and Combined Financial Statements.


IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


					 For the year ended September 30,
					         1996	   1995        1994
					     Consolidated Consolidated Combined

Cash flows from operating activities:
  Net income.......................    $12,129 	    $13,267   $16,549
  Adjustments to reconcile net
   income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization...      4,351 	      2,058     2,317
   Other amortization..............      2,037 	      1,782     1,971
   Provision for doubtful accounts.        240          861       786
   Deferred income taxes...........        674 	     (1,084)   (4,256)
   Gain on renegotiation of lease
    obligation.....................    	 		          (517)
  Changes in operating assets and liabilities:
   Trade receivables...............    (16,385)     (11,804)  (11,783)
   Inventories.....................     (1,678)      15,440   (23,100)
   Prepaid expenses and other
    current assets.................       (288)      (1,606)   (3,545)
   Other assets....................        130 	       (342)      142
   Accounts payable................       (950)        (717)    3,044
   Accrued liabilities and other
    liabilities....................     (4,691)        (630)    3,190
   Customer advances and deferred
    revenue........................    (10,306)	     (9,882)   22,455
	Net cash (used in) provided
       by operating activities.....    (14,737)	      7,343     7,253


Cash flows from investing activities:
   Capital expenditures............    (11,747)	     (6,499)   (1,173)
   Purchase of short-term
    investment.....................                  (2,007)
   Proceeds from sale of short-term
    investment.....................      2,007
   Acquisition of Bridge
    Electronics, Inc...............     (2,997)
	Net cash (used in) investing
       activities..................    (12,737)	     (8,506)   (1,173)


Cash flows from financing activities:
   Net proceeds from note payable..     13,900
   Proceeds from long-term debt....		   		        123,211
   Principal payments on capital
    leases.........................       (221)
   Repayment of long-term debt..... 		    (10,663) (125,464)
   Repayment of notes payable to
    affiliates..................... 	           (1,411)
   Proceeds from the exercise of
    stock options..................        106
   Proceeds from the sale of common
    stock.......................... 		     45,337
   Purchase of treasury stock...... 		       (396)	    (72)
   S corporation distribution......		          (18,530)   (2,470)
	Net cash provided by (used in)
       financing activities........     13,785 	     14,337    (4,795)


Effect of exchange rate changes
  on cash..........................        209 		 (4)     (243)
Net (decrease) increase in cash....    (13,480)	     13,170     1,042
Cash and temporary cash investments,
  beginning of period..............     15,786 	      2,616     1,574
Cash and temporary cash investments,
  end of period....................     $2,306 	    $15,786    $2,616


Supplemental disclosures of cash flow information:
Cash paid during the year for-
   Income taxes....................     $6,863	     $9,876	   $1,390
   Interest........................     $  756	     $   18	   $1,157
Non-cash investing and financing activities-
   Capital lease obligations.......     $4,369
   Issuance of stock for the
   acquisition of Bridge
   Electronics, Inc.  .............     $  700


See Notes to Consolidated and Combined Financial Statements.



IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)


									        Total
					    Paid-   Retained            stock-
  				  Common   in     earnings Treasury   holders'
			         stock  capital (deficit)  stock	  equity

Combined balance,
 September 30, 1993.....     $75   $8,986   ($1,483)	 ($250)  $7,328
 Translation adjustment.                       (213)		    (213)
 Net income.............   		         16,549 	         16,549
 Purchase of treasury
  stock................. 				         (72)     (72)
 S corporation
  distribution..........  		          (2,470)	         (2,470)
Combined balance,
 September 30, 1994......      75    8,986    12,383 	  (322)  21,122

 Translation adjustment.  		             (34)	            (34)
 Net income.............		          13,267           13,267
 Net proceeds from initial
  public offering.......      32   42,219 			   42,251
 Issuance of common stock
  under employment
   contract.............              824 			      824
 Purchase of treasury
  stock.................   				        (396)    (396)
 S corporation
  distribution..........	    (6,176)   (12,354)          (18,530)
Consolidated balance,
 September 30, 1995.....     107   45,853    13,262 	  (718)  58,504


 Translation adjustment.	                  102 		      102
 Net income.............			   12,129 		   12,129
 Issuance of common stock
  in acquisition.........      1 	  699 			      700
 Issuance of common stock
  under stock purchase
  plan...................      1    171 				      172
 Issuance of common stock
  under stock option plan.          108 				      108
Consolidated balance,
 September 30, 1996......   $109  $46,831   $25,493 	 ($718) $71,715


See Notes to Consolidated and Combined Financial Statements.


                  IPC INFORMATION SYSTEMS, INC.

    NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS,

        (Dollars in Thousands, Except Per Share Amounts)


1. The Company:

   IPC Information Systems, Inc. ("the Company") provides globally integrated telecommunications products and services to the financial services industry primarily in the United States and United Kingdom. The Company is in the business of designing, manufacturing, installing and servicing trading room voice communication workstations and installing and servicing comprehensive Local Area Networks. In addition, International Exchange Networks Ltd. ("IXNET"), a subsidiary of the Company, has implemented a facilities-based global network designed for the specialized international telecommunications requirements of the financial services industry.

2. Summary of Significant Accounting Policies:

   Principles of Consolidation and Combination
   The consolidated financial statements include the accounts of IPC Information Systems, Inc. and its subsidiaries. The combined financial statements include the accounts of IPC-US and its affiliated company, IPC-UK. Intercompany balances and transactions have been eliminated.

   Revenue Recognition
   Revenue from product sales and installation is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers are progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. Contracts for maintenance are billed in advance, and are recorded as deferred revenue and recognized ratably over the contractual periods. Revenue from network services are recognized in the month the related service is provided.

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

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)




   Property, Plant and Equipment
   Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Network switching equipment are stated at cost. Various costs are capitalized during the installation and expansion of the network. Depreciation is calculated using the straight line method over the estimated useful lives beginning in the year the asset was placed into service.

   Capitalized Product Development Costs
   Capitalized product development costs represent costs incurred after technological feasibility is established for the related product. The amortization of capitalized product development costs is, the greater of the amounts computed based on the estimated revenue distribution over the products revenue-producing lives, or the straight-line basis, not to exceed four years, beginning when the product becomes available for general release to customers. No product development costs were capitalized in the years ended September 30, 1996 and 1995. There are no unamortized product development costs at September 30, 1996. Unamortized product development costs at September 30, 1995 was $626 and is included in other assets. Amortization expense for each of the years ended September 30, 1996, 1995 and 1994 was $626.

   Intangible Assets
   Intangible assets, which are carried at cost less accumulated amortization, consist primarily of acquired technology and goodwill. Goodwill represents the excess of the cost over the fair value of the identifiable tangible and intangible assets acquired in various acquisitions. Costs allocated to technology and goodwill acquired in acquisitions are amortized on a straight-line basis over the periods benefited, principally 7 to 10 years. The Company measures the recoverability of acquired technology and goodwill based on anticipated gross operating income.

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

   Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)

   Foreign Currency Translation Adjustment
   The balance sheets and statements of operations of IPC's UK subsidiary ("IPC-UK") are measured using the local currency as the functional currency. Assets and liabilities of IPC-UK are translated at the year end exchange rate. Revenue and expense amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

   Earnings Per Share
   Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, computed in accordance with the treasury stock method. Historical earnings per share was $2.27 for the year ended September 30, 1994.

3. Acquisitions:

   During June 1995, the Company acquired a controlling interest in International Exchange Networks, Ltd. ("IXNET"). The Company acquired 80% of IXNET for providing $5,500 in working capital. The acquisition was accounted for using the purchase method of accounting. Included in other assets is $1,041 and $1,222 at September 30, 1996 and 1995, respectively, representing the excess of the cost over the fair value of the identifiable tangible assets acquired, allocated to acquired technology.

   During April 1995, the Company acquired the assets of Bridge Electronics, Inc. ("IPC Bridge"). The terms of the acquisition included a payment in January 1996 of $2,025 in cash and 76,923 shares of the Company's common stock, valued at $700. Additionally, during fiscal 1996, the Company made $1,000 in contingent acquisition payments based on IPC Bridge's performance. The acquisition was accounted for using the purchase method of accounting. Included in other assets is $3,202 and $2,501 at September 30, 1996 and 1995, respectively, representing the excess of the cost over the fair value of the identifiable tangible and intangible assets acquired.

4. Inventories:
`

                                                  September 30,
                                                  1996      1995

Components and manufacturing work in process    $13,913   $ 9,245
Inventory on customer sites awaiting
  installation                                   12,503    18,984
   Parts and maintenance supplies                 9,951     6,882

                                                $36,367   $35,111

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)


5. Property, Plant and Equipment:


                                               September 30,
                                              1996       1995

Machinery and Equipment                     $19,479    $13,027
Furniture and Fixtures                        2,006      1,654
Leasehold Improvements                        5,424      2,789
Network Switching Equipment                   1,600          -
Network Switching Equipment
 under capital leases                         4,619          -
Total depreciable property, plant and        33,128     17,470
 equipment
   Less, accumulated depreciation and
    amortization                            (13,376)    (9,037)
                                            $19,752    $ 8,433
Land                                            329        329
Construction in Progress                      1,786        474
                                             $21,86    $ 9,236


6. Note Payable:

   In April 1996, the Company signed a promissory note with a bank increasing the Company's line of credit from $15,000 to $25,000. At September 30, 1996, $13,900 of the line was outstanding and is payable upon demand. The weighted average interest rate on borrowings for fiscal year 1996 was 6.31%. At September 30, 1995 there was no amount outstanding on the line of credit.

7. Initial Public Offering:

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

   Pro Forma Information
   Pro forma provision for income taxes for 1994 assumes that IPC was subject to corporate federal income taxes for the year and excludes the tax benefit associated with the termination of the Company's S corporation status (see Note
   11).   The  pro  forma  weighted  average  number  of   shares
   outstanding is the historical weighted average number of shares outstanding during the year adjusted to give effect to the number of shares, at the initial offering price of $15.00 per share, whose proceeds were necessary to pay the remaining S corporation distribution. The pro forma net income per share has been computed by dividing pro forma net income (income before provision for income taxes less pro forma provision for income taxes) by the pro forma weighted average number of shares outstanding.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)


8. Deferred Compensation and Other Benefit Plans:

   The Company has assumed responsibility for deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $20-$75 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements, aggregated $7,300 and $3,732 at September 30, 1996 and $7,450 and $3,606 at September 30, 1995, respectively.

   Approximate payments for subsequent annual periods related to the deferred compensation agreements, at September 30, 1996, are as follows:


   1997                                                $187
   1998                                                 225
   1999                                                 280
   2000                                                 320
   2001                                                 390
   Thereafter                                         5,898
                                                     $7,300


   In April 1995, IPC terminated its participation in a defined contribution plan sponsored by Kleinknecht Electric Company ("KEC"), an affiliated company, and adopted its own plan for all eligible US employees. According to plan provisions, IPC contributions are discretionary and are subject to approval by the Board of Directors. Eligible employees may contribute up to 15% of their annual compensation. IPC contributed $556 and $520 for the years ended September 30, 1996 and 1995, respectively. For the year ended September 30, 1994, the Company elected not to contribute to the plan.

   IPC-UK has a defined contribution plan covering all UK employees. Employee contributions are limited by statute, generally not to exceed 17.5% of base salary. IPC-UK contributions, net of forfeitures, for the years ended September 30, 1996, 1995 and 1994 were $229, $92 and $76, respectively.

   The Company paid to KEC and Kleinknecht Electric Company - New Jersey ("KEC-NJ"), also an affiliated company, in accordance with labor pooling agreements, approximately $7,750, $5,074 and $4,744 for the years ended September 30, 1996, 1995 and 1994, respectively, representing pass through contributions to various union sponsored pension plans.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)






   Stock Option and Incentive Plan

   The following table summarizes stock option plan activity:


                                Shares
                             Under Option        Option Prices
Balance, September 30, 1994
       Granted                 263,500         $13.50 - $18.00
       Canceled                (16,000)            $15.00
Balance, September 30, 1995    247,500         $13.50 - $18.00
       Granted                 573,000        $14.125 - $19.00
       Granted                  25,000             $25.00
       Granted                  25,000             $40.00
       Exercised                (8,964)        $13.75 - $15.00
       Canceled                (35,335)        $13.75 - $19.00
Balance, September 30, 1996    826,201

Exerciseable,
  September 30, 1996           776,201


   Employees  generally vest in stock options over  a  period  of three  to  five years.  As of September 30, 1996, the  Company
   had   reserved  1,579,337  shares  of  common  stock  for  the
   exercise of options.

   The option plan also provides for the issuance of stock appreciation rights and restricted stock features under which shares of common stock may be issued to eligible employees.
   No such awards have been made.

   During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The disclosure requirements under this Standard will affect the Company beginning in fiscal 1997 for all of its stock options granted after September 30, 1995. The Statement allows alternate accounting methods and the Company intends to account for stock options as in the past under Accounting Principles
   Board Opinion No. 25. The Company will disclose certain pro forma information required by the Statement beginning with the Company's next annual report.

   Employee Stock Purchase Plan
   In 1994, the Company adopted an employee stock purchase plan and reserved 526,813 shares of common stock for issuance thereunder. Under the stock purchase plan, the Company's employees may purchase shares of common stock at a price per share that is the lesser of the common stock fair market value on the first business day of the purchase period or 90% of the common stock fair market value on the last day of the purchase period, but in no event less than 85% of the common stock fair market value on either the option grant date or option exercise date. Through September 30, 1996, 10,373 shares have been issued and 516,440 shares are reserved for future issuances under this plan.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)


9. Commitments and Contingencies:

  Litigation

  Knight Ventures, Inc. ("KVI"), a company principally owned by Richard P. Kleinknecht and Peter J. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, agreed to settle its litigation with Contel Corporation ("Contel") over, among other claims, responsibility for taxes, tax liens, tax assessments and tax warrants with respect to Contel IPC, for periods prior to the acquisition of the Company from Contel.

  As of May 9, 1994, the Company, KVI and the Principal Stockholders entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities and certain related matters as a consequence of the Company's termination of its S Corporation status and its initial public offering. In addition, the Company, KVI and the Principal Stockholders agreed, to the extent that either KVI or the Principal Stockholders receives any cash proceeds or other benefit in the form of a reduction in amounts payable to Contel, as a consequence of the litigation, they will pay to the Company the lesser of (i) such benefit or (ii) the amount paid by the Company for taxes and related charges subject to the dispute, plus the amount of any expenses of such litigation incurred by the Company following the consummation of the Company's initial public offering.

  As of May 15, 1996, Contel, KVI, the Principal Stockholders and the Company, although not a party to the litigation, entered into a settlement agreement and mutual releases. In connection with this settlement agreement, KVI has executed, and the Principal Stockholders have guaranteed, a note payable to the Company, in the amount of $1,300, to fulfill obligations under the Tax Agreement.

   Operating Leases
   The Company has entered into various operating leases for real estate, equipment and automobiles.

   Rental expenses under operating leases (excluding rentals on vacant facilities) were $6,513, $5,587 and $5,252 for the years ended September 30, 1996, 1995 and 1994, respectively. Future minimum annual rental payments required under noncancellable operating leases (including rentals on vacant facilities) at September 30, 1996 are as follows:


   1997                                                 $5,688
   1998                                                  4,707
   1999                                                  3,270
   2000                                                  2,757
   2001                                                  2,474
   Thereafter                                            4,282
                                                       $23,178


   The Company has accrued for the minimum annual rental and estimated building operating costs under noncancellable operating leases for vacated facilities. These leases extend through May 1998. The gross and discounted present value of the accrued liability, net of payments made,

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)

   approximated  $1,224  and  $1,200  at  September 30, 1996  and
   $1,958 and $1,844 at September 30,  1995,  respectively.   The
   discount  rate applied was 6.8%.

   Capital Leases
   IXNET  has entered into two capital leases during fiscal  1996 to purchase certain network switching equipment used for IXNET's international private network.

   Future minimum lease payments required under noncancellable capital leases at September 30, 1996 are as follows:


   1997                                                 $1,326
   1998                                                  1,327
   1999                                                  1,208
   2000                                                    850
   2001                                                    638
                                                         5,349
   Less, amount representing interest                     (980)

   Present value of net minimum lease payments under
   capital leases                                       $4,369


   Employment Agreements
   The Company has executed employment contracts for future services, that vary in length up to 5 years, with certain senior executives for which the Company has a minimum commitment aggregating approximately $6,466 at September 30, 1996.

10.Related Party Transactions:

   Services Provided
   Affiliated companies performed various services and provided certain equipment to the Company. Services and/or equipment provided by affiliates are billed to the Company and settled through a periodic cash transfer to the respective affiliate. Approximately $52,592, $38,666 and $36,293 of technical labor, and $2,327, $2,083 and $1,767 of administrative labor was provided through agreements with KEC and KEC-NJ during the years ended September 30, 1996, 1995 and 1994, respectively.

   Effective October 1, 1993, the Company formalized in writing existing arrangements with KEC and KEC-NJ with respect to a pool of field technicians utilized by all three companies. KEC and KEC-NJ are responsible for administering the payroll and related services for these technical and clerical workers and the Company reimburses all compensation and benefits paid by KEC and KEC-NJ attributable to services performed for the Company plus a fee equal to 2.5% of such costs. For the years ended September 30, 1996, 1995 and 1994, KEC and KEC-NJ billed the Company payroll administrative services of $1,374, $1,024 and $922, respectively.

   A portion of the Company's New York branch operation is co-located with KEC in a building owned by the Principal
   Stockholders. For each of the years ended September 30, 1996, 1995 and 1994, the Company was charged approximately $430 for rent expense. In addition, for the years

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)

   ended September 30, 1996, 1995 and 1994, the Company rented on a month to month basis, two other facilities from entities controlled by the Principal Stockholders for which the Company was charged approximately $30, $55 and $130, respectively.

   Equipment Rentals
   Equipment  rentals from an affiliated company were $898,  $975 and $1,201 for the years ended September 30, 1996, 1995 and 1994, respectively.

   Subcontracts and Other
   The Company and other companies controlled by the Principal Stockholders periodically subcontract certain work to one
   another.   Amounts  charged  to companies  controlled  by  the
   Principal Stockholders under subcontracts with IPC for the years ended September 30, 1996, 1995 and 1994 were approximately $993, $2,220 and $128, respectively, while amounts charged to IPC under subcontracts with companies controlled by the Principal Stockholders were approximately $703, $587 and $993, respectively.

   In addition to the foregoing, the Company, KEC and KEC-NJ entered into a 20 year agreement dated as of May 9, 1994, with respect to business opportunities regarding cabling of communication infrastructures. KEC and KEC-NJ have agreed not to bid for or accept cabling jobs in competition with the Company, if it intends to bid or accept such work. In addition, because the Company is not a licensed electrical contractor, it has agreed to refrain from bidding for or accepting without the consent of KEC or KEC-NJ, as the case may be, all opportunities that combine both electrical and cabling work. The Company has also agreed to continue to refer to KEC and KEC-NJ certain electrical contracting bid opportunities identified from time to time. Pursuant to such agreement, all estimates for cabling work shall be generated by the Company on behalf of KEC, and KEC will pay the Company a nominal amount for preparing such estimates.

   The   Company  and  companies  controlled  by  the   Principal
   Stockholders also charge each other certain miscellaneous expenses, including, but not limited to, office equipment rentals and certain other administrative expenses.

11.Income Taxes:

   Pretax earnings consisted of the following:

                              For the year ended September 30,
                                1996        1995        1994

     Pretax earnings:
     United States            $10,020     $17,158     $ 9,760
     Foreign                   10,101       5,328       5,916
     Total pretax earnings    $20,121     $22,486     $15,676


  Effective October 1, 1992, IPC-US elected to be treated as an S corporation for federal income tax purposes. In the year ended September 30, 1994 the Company was not subject to federal income taxes. The Company's income was passed through and taxed directly to the stockholders.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)



    On   September   29,  1994,  IPC-US  filed   a   notification
    terminating  its S corporation status, effective  October  1,
    1994.   For the years ended September 30, 1996 and 1995,  the
    Company was subject to corporate federal income taxes.


    The provision (benefit) for income taxes consisted of the following:


                                For the year ended September 30,
                                1996          1995          1994

     Current:
      Federal                  $1,844       $ 5,887
      State and local           1,967         2,558        $1,160
      Foreign                   3,507         1,858         2,223
                                7,318        10,303         3,383
     Deferred:
      Termination of
       S corporation
       status                                              (3,295)
      Federal                     513          (673)
      State and local             207          (359)         (744)
      Foreign                     (46)          (52)         (217)
                                  674        (1,084)       (4,256)
     Income tax
      provision / (benefit)    $7,992       $ 9,219        $ (873)


   The components of net deferred tax assets are as follows:

                                       September 30,
                              1996                   1995
                        US   Foreign  Total    US   Foreign  Total

Deferred tax assets:
 Excess of book over
  tax depreciation     $917     $59    $976  $1,133    $26  $1,159
 Amortization
  intangibles            66              66      25             25
 Inventory and
  receivables         2,172     221   2,393   2,602    214   2,816
Accrued expenses      1,228       5   1,233   1,570	       1,570

Total deferred tax
assets                4,383     285   4,668   5,330    240   5,570

Deferred tax
liabilities:

 Amortization of
  intangibles                                  (227)    (1)   (228)
                       ____    ____    ____    ____    ____   ____

Total deferred tax
liabilities                                    (227)    (1)   (228)
                       ____    ____    ____    ____    ____   ____
Net deferred
 tax asset           $4,383    $285  $4,668  $5,103    $239  $5,342



   These net deferred tax assets arise from temporary differences related to depreciation, the amortization of intangible assets, the allowance for doubtful accounts, inventory valuation and the Company's various accruals. No valuation allowance was required at September 30, 1996 and 1995.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)


   A reconciliation between the statutory US federal income tax rate and the Company's effective tax rate, excluding minority interest, is as follows:



                                        For the year ended
                                           September 30,
                                         1996        1995


   Statutory US federal tax rate         35.0%       35.0%
   State and local income taxes,
     net of federal benefit               6.8         6.4
   Tax exempt interest income                        (0.5)
   Other, net                             0.8         0.1
                                         41.0%       41.0%


12.  Operations by Geographic Areas:

   Information about the Company's operations by geographic area is as follows:


                           For the year ended September 30,
                         1996           1995            1994

Revenues:
United States         $ 202,926      $ 186,355       $ 142,130
United Kingdom           46,582         19,899          21,541
                      $ 249,508      $ 206,254       $ 163,671

Operating Profits:
United States         $  24,485      $  30,714       $  20,371
United Kingdom            9,745          4,192           5,345
Corporate               (14,022)       (12,879)         (9,054)
                        $20,208        $22,027         $16,662

Identifiable Assets:
United States         $ 111,829      $  98,228       $  94,530
United Kingdom           17,547         25,417           8,799
Corporate                11,581          4,391           7,373
                      $ 140,957      $ 128,036       $ 110,702


   Included in the United States revenues are export sales to unaffiliated customers of $16,126, $17,063 and $12,849 for the years ended September 30, 1996, 1995 and 1994, respectively. Transfers from the United States to the United Kingdom, eliminated in consolidation, were $12,681, $7,999 and $6,764 for the years ended September 30, 1996, 1995 and 1994, respectively.

   For the year ended September 30, 1996, approximately 13% of total revenues were from one customer. Corporate assets are principally prepaids, intangibles and other assets.

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)




13. Quarterly Financial Information (unaudited)

The following tables set forth unaudited quarterly financial information for the years ended September 30, 1996 and 1995:



	                                  Quarter Ended
	                   December 31  March 31  June 30  September 30

Year Ended
September 30, 1996:

Net Revenues	         $59,750 	  $62,198 	$69,424   $58,136
Gross Profit	          18,537 	   19,279 	 20,740    18,262
Net earnings	           3,482 	    3,641 	  3,701     1,305
Earnings per Share	     $0.33 	    $0.34 	  $0.35     $0.12


Year Ended
September 30, 1995:

Net Revenues	         $47,716 	  $50,528 	$52,458   $55,552
Gross Profit	          14,511 	   15,415 	 16,138    17,109
Net earnings	           3,068 	    3,268 	  3,486     3,445
Earnings per Share	     $0.29 	    $0.31 	  $0.33     $0.33


The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

			                                Schedule II

                   IPC INFORMATION SYSTEMS, INC.

                 VALUATION AND QUALIFYING ACCOUNTS
                      (Dollars in Thousands)


COL. A            COL. B	     COL. C         COL. D     COL. E
					   Additions
		      Balance		   Charged to
		         at	    Charged to costs and		 Balance
		      Beginning costs and    Other		        at End
Description	      of Period Expenses   Accounts  Deductions of Period


For the Year
September 30, 1994
 Provision for
  Doubtful Accounts    $823     $786 	           $278(1) $1,331
 Provision for Inventory
      Obsolescense... $3,925  $2,062 		    $427(2)	 $5,560
For the Year
September 30, 1995
 Provision for
  Doubtful Accounts   $1,331    $861 		    $620(1)	 $1,572
 Provision for Inventory
      Obsolescense... $5,560   $3,052 		  $1,123(2)	 $7,489
For the Year
September 30, 1996
 Provision for
  Doubtful Accounts   $1,572    $240 		    $291(1)	 $1,521
 Provision for Inventory
      Obsolescense... $7,489   $1,143 		  $2,267(2)	 $6,365



(1) Doubtful Accounts Written Off, Net of Cash Recovered
(2) Inventory Written Off
