Form 10-K/A
period 1996-09-30
IPC INFORMATION SYSTEMS INC
filed 1997-01-08
CIK 923071

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)






   Stock Option and Incentive Plan

   The following table summarizes stock option plan activity:


                                Shares
                             Under Option        Option Prices
Balance, September 30, 1994
       Granted                 263,500         $13.50 - $18.00
       Canceled                (16,000)            $15.00
Balance, September 30, 1995    247,500         $13.50 - $18.00
       Granted                 573,000        $14.125 - $19.00
       Granted                  25,000             $25.00
       Granted                  25,000             $40.00
       Exercised                (8,964)        $13.75 - $15.00
       Canceled                (35,335)        $13.75 - $19.00
Balance, September 30, 1996    826,201

Exercisable,
  September 30, 1996            66,535


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

                   IPC INFORMATION SYSTEMS, INC.

        (Dollars in Thousands, Except Per Share Amounts)


   A reconciliation between the statutory US federal income tax rate and the Company's effective tax rate, excluding minority interest, is as follows:



                                        For the year ended
                                           September 30,
                                         1996        1995


   Statutory US federal tax rate         35.0%       35.0%
   State and local income taxes,
     net of federal benefit               6.8         6.4
   Tax exempt interest income                        (0.5)
   Other, net                            (0.8)        0.1
                                         41.0%       41.0%


12.  Operations by Geographic Areas:

   Information about the Company's operations by geographic area is as follows:


                           For the year ended September 30,
                         1996           1995            1994

Revenues:
United States         $ 202,926      $ 186,355       $ 142,130
United Kingdom           46,582         19,899          21,541
                      $ 249,508      $ 206,254       $ 163,671

Operating Profits:
United States         $  24,485      $  30,714       $  20,371
United Kingdom            9,745          4,192           5,345
Corporate               (14,022)       (12,879)         (9,054)
                        $20,208        $22,027         $16,662

Identifiable Assets:
United States         $ 111,829      $  98,228       $  94,530
United Kingdom           17,547         25,417           8,799
Corporate                11,581          4,391           7,373
                      $ 140,957      $ 128,036       $ 110,702


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
