Form 10-Q
period 1996-12-31
IPC INFORMATION SYSTEMS INC
filed 1997-02-14
CIK 923071

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  December 31, 1996

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


Yes      X           		No_________



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                  	  Outstanding at December 31, 1996
Common Stock par value $0.01         	    10,650,838 shares

IPC INFORMATION SYSTEMS, INC.

INDEX TO FORM 10-Q

									PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 1996
and September 30, 1996	  	                         				2

Consolidated Statements of Operations for the
Three Months Ended December 31, 1996 and 1995	  		3

Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1996 and 1995  	  		4

Notes to Consolidated Financial Statements                    5


ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                           6 - 9


PART  II.   OTHER INFORMATION                                 10

SIGNATURES                                                    11

IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in Thousands, Except Per Share Amounts)


							December 31,	September 30,
							1996		1996

ASSETS:
Current assets:
   Cash and temporary cash investments.... $    1,246 	$     2,306
   Trade receivables, less allowance of
    $1,526 and $1,521.....................     65,391 	     66,468
   Inventories............................     42,911 	     36,367
   Prepaid expenses and other current.....      8,647        7,284
	Total current assets................         118,195 	    112,425

Property, plant and equipment, net........    27,339 	     21,867
Other assets, net.........................     6,197 	      6,665
	Total assets............................. $ 151,731  	$  140,957

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable............................$     7,900 	$   13,900
  Accounts payable........................     22,234 	     14,369
  Accrued liabilities.....................     11,190 	     12,963
  Customer advances and deferred revenue..     24,894 	     19,446
  Short-term lease commitments............      1,028          940
	Total current liabilities................     67,246 	     61,618
 Long-term lease commitments..............      6,957 	      3,429
 Other liabilities........................      3,885 	       4,195
	Total liabilities.........................     78,088 	     69,242

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value,
   authorized 10,000,000 shares,
   none issued and outstanding

 Common stock - $0.01 par value,
   authorized 25,000,000 shares;
   issued 10,893,023 and 10,860,000
   shares outstanding 10,650,838 and
   10,617,815 shares at December 31,
   1996 and September 30, 1996,
   respectively...........................       109 	         109
  Paid-in capital.........................    47,349 	     46,831
  Retained earnings.......................     26,903 	     25,493
   Less treasury stock, at cost, 242,185..      (718)	        (718)
	Total stockholders' equity...............     73,643 	     71,715
	Total liabilities and
        stockholders' equity..............$    151,731 	$  140,957


See Notes to Consolidated Financial Statements



IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Amounts in Thousands, Except Per Share Amounts)


					   Three Months Ended
					          December 31,
					      1996		1995


Revenues:
   Product sales and installation...$  39,798         $  44,184
   Service..........................  19,613              15,566
                             					    59,411              59,750
Cost of revenues:
   Product sales and installation...  28,333 	           30,119
   Service..........................  13,504             11,094
                              					    41,837 	         41,213
	Gross profit.......................  17,574             18,537

Research and development expenses...  2,372               2,993
Selling, general and administrative
  expenses..........................  13,847               9,863
	Income from operations.............   1,355               5,681
Interest income/(expense), net......   (463)	             56
Other income/(expense)..............    261 	             100
      Income before provision for
       income taxes.................   1,153             5,837
Provision for income taxes..........     587         	   2,355
	Net income ........................ $   566         $    3,482

Earnings per share..................$     0.05         $      0.33

Weighted average shares outstanding..   10,647 	            10,521

See Notes to Consolidated Financial Statements


IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)


					             Three months ended
					                     December 31,
					          1996		1995

Cash flows from operating activities:
  Net income................................$ 566      $    3,482
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
   Depreciation and amortization
     expense................................ 1,478         779
   Other amortization.......................  229 	        510
   Provision for doubtful accounts..........   5 	         64
Changes in operating assets and liabilities:
   Trade receivables........................ 1,859 	      3,606
   Inventories.............................. (5,792)	     (2,119)
   Prepaid expenses and other current
     assets.................................  (159)	       (488)
   Other assets.............................  (394)     		 (12)
   Accounts payable.........................  7,458 	       1,003
   Accrued liabilities and other liabilities. (2,016)		   (2,123)
   Customer advances and deferred
     revenue................................  5,125 	    (6,154)
       Net cash provided by (used in)
         operating activities...............  8,359     (1,452)
Cash flows from investing activities:
   Capital expenditures.....................  (2,614)	   (1,767)
   Contingent acquisition payments
     to Bridge Electronics, Inc.............   (375)
       Net cash (used in) investing
        activities..........................  (2,989)        (1,767)
Cash flows from financing activities:
   Net repayments of note payable.........    (6,000)
   Principal payments on capital leases.       (431)
   Proceeds from exercise of stock
     options...............................      40
       Net cash (used in) financing
         activities........................    (6,391)
Effect of exchange rate changes on cash....      (39)		        214
Net (decrease) in cash.....................    (1,060)	        (3,005)
Cash and temporary cash investments,
  beginning of period......................     2,306 	         15,786
Cash and temporary cash investments, end of
  period.................................    $    1,246       $  12,781


See Notes to Consolidated Financial Statements



IPC INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of December 31, 1996, and the results of its operations for the three months ended December 31, 1996 and 1995, and its cash flows for the three months ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis.
The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's 1996 Annual Report to stockholders and Form 10-K for the fiscal year ended September 30, 1996.

2. Classification of inventories is:

                                                December 31,  September 30,
                                                      1996           1996

Components and manufacturing work in process       $13,861         $13,913
Inventory on customer sites awaiting installation   20,167          12,503
Parts and maintenance supplies                       8,883           9,951
                                                   $42,911         $36,367


3. 	The Company maintains a promissory note with a bank for a
	line of credit up to $25,000 of which $7,900 is outstanding at December 31, 1996. Interest rates ranged from 6.19% to 6.88% throughout the period.

4. 	Certain reclassifications have been made to the fiscal 1996
	financial statements in order to conform to the current period's presentation.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

Overview

	IPC is a worldwide industry leader in providing globally integrated telecommunications services to the financial services industry. The Company's highly reliable, customized telecommunications systems are used on financial trading floors where they are known as "turrets" or "dealerboards." In 1993, the Company launched its Information Transport Systems business to provide and support the design and implementation of cabling infrastructures and an expanded product offering including LAN and WAN hubs and routers, and video conferencing systems. IPC, with its subsidiary, International Exchange Networks, Ltd., has implemented a facilities-based global network
(the "IXnet Network") designed for the specialized international telecommunications requirements of the financial services industry.

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

	The Company's operations are separated into three lines of business: turret systems, I.T.S. and network services (IXnet). The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as "turret sales and installation." The Company accounts for revenues from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "turret service." The Company accounts for revenues from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers, from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "I.T.S. sales, installation and service." Additionally, the Company accounts for revenues derived from the IXnet Network as "network services."

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

Results of Operations

Total revenues of $59,411 for the three months ended December 31, 1996 decreased by 0.6% from $59,750 in the comparable prior-year period.

Turret installation and related service revenues decreased by $2,311 or 5.7%, to $38,033 in the three months ended December 31, 1996 from $40,344 in the comparable prior-year period due to a decrease in turret installation revenue resulting from the timing of various installation cutovers at the end of the quarter. The Company recognizes turret installation revenue upon the completion of installations, therefore, operating results could fluctuate significantly from quarter to quarter. Management continues to expect that sales of TRADENET MX(R) will generate the majority of turret sales and installation revenue for the foreseeable future.

Revenues from I.T.S. sales and related service decreased by $779 or 4.1%, to $18,308 in the three months ended December 31, 1996 from $19,087 in the comparable prior-year period. During the fourth quarter of fiscal 1996, the Company restructured I.T.S. into its own division which will enable the Company to better monitor and manage its operations and to capitalize on new growth opportunities, both within and outside the financial services industry.

Revenues from network services increased by $2,751 or 862.4% to $3,070 in the three months ended December 31, 1996 from $319 in the comparable prior year period. The increase resulted from IXnet's implementation of its global telecommunication network during fiscal 1996, achieving recurring monthly revenues at an annualized rate (based upon recurring revenues incurred in the final month of the quarter) exceeding $12 million.

Cost of revenues (as a percentage of revenues) of 70.4% for the three months ended December 31, 1996 increased from 69.0% in the comparable prior-year period, primarily due to a change in product revenue mix that included a lower percentage of turret installation and related service revenue for the three months ended December 31, 1996 when compared to the comparable prior-year period. Turret revenues are generally sold at higher margins than the Company's I.T.S. and network service businesses. This increase is offset in part by continued installation efficiencies and manufacturing cost reductions.



Research and development expenses for the three months ended December 31, 1996 decreased to $2,372 from $2,993 in the comparable prior-year period. The Company intends to continue to focus on the integration of the TRADENET MX(R) turret with IXnet's network capabilities as well as investing in the enhancement of existing products in the TRADENET MX(R) family to sustain the Company's leadership position in voice-based trading system products.

Selling, general and administrative expenses for the three months ended December 31, 1996 increased to $13,847 from $9,863 in the comparable prior-year period. These increases are attributable to an increase in people resources, and other expenses to build, manage and grow global businesses. Specifically, the Company intends to incur additional start-up costs and network deployment costs associated with IXnet's implementation of a global virtual private network for the financial services industry and expenses connected with the development and expansion of the I.T.S. business. As the Company deploys its global network, management anticipates that selling, general and administrative expenses will increase. These expenses may be incurred prior to the realization of revenues.

Interest expense for the three months ended December 31, 1996 increased to $497 from $109 in the comparable prior-year period. This increase was primarily due to the Company's utilization of its line of credit in the current period.

The Company's effective tax rate for the three months ended December 31, 1996, excluding minority interest and a tax adjustment, was 41.0%, which is comparable to the first quarter of fiscal 1996.


Liquidity and Capital Resources

Net cash provided by operating activities was $8,359 for the three months ended December 31, 1996 compared with net cash used in operating activities of $1,452 for the three months ended December 31, 1995.
Net cash provided by operations resulted from changes in accounts payable, customer advances and deferred revenue offset in part by changes in inventories and accrued liabilities. Increases in inventories and customer advances were due to work in progress at December 31, 1996 being at a later stage of completion as compared to September 30, 1996. Increases in accounts payable were due to the timing of inventory purchases and vendor payments.

Cash used in investing activities for the three months ended December 31, 1996 totaled $2,989 compared with $1,767 for the comparable prior-year period. Net cash used in investing activities resulted from contingent acquisition payments based on IPC BRIDGE's performance and expenditures for property, plant and equipment, primarily composed of machinery and equipment and leasehold improvements.

Net cash used in financing activities of $6,391 for the three months ended December 31, 1996 resulted from net repayments of the Company's short-term note payable. The Company maintains a promissory note with a bank for a line of credit up to $25,000 of which $7,900 is outstanding at December 31, 1996.

In connection with the Company's implementation of a global virtual private network, IXnet has entered into capital lease commitments totaling approximately $8,000, of which $3,700 was incurred during the first quarter of fiscal 1997. The Company does not have any other material commitments for capital expenditures.

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



					IPC INFORMATION SYSTEMS, INC.




Dated:		February 14, 1997		By: /s/ TERRY CLONTZ
						Terry Clontz
						President and
						Chief Executive Officer



Dated:		February 14, 1997		By: /s/ KEVIN ESPOSITO
						Kevin M. Esposito
						Chief Accounting Officer