Form 10-Q
period 1997-03-31
IPC INFORMATION SYSTEMS INC
filed 1997-05-15
CIK 923071

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  March 31, 1997

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


Yes      X           		No_________



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

        Class                   	Outstanding at March 31, 1997
Common Stock par value $0.01		   10,650,838 shares

IPC INFORMATION SYSTEMS, INC.

INDEX TO FORM 10-Q

						                PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 1997
and September 30, 1996	  				  	  2

Consolidated Statements of Operations for the
Three and Six Months Ended March 31, 1997 and 1996	  3

Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1997 and 1996  	  	  4

Notes to Consolidated Financial Statements	        5


ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations	                   6 - 9


PART  II.   OTHER INFORMATION 	                     10

SIGNATURES                                               11

IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in Thousands, Except Per Share Amounts)


						March 31,   September 30,
					   	   1997	    1996

ASSETS:
Current assets:
   Cash and temporary cash
	investments................. $   2,647       $   2,306
   Trade receivables, less allowance
	 of $1,517 and $1,521.......    57,892		66,468
   Inventories....................    43,174		36,367
   Prepaid expenses and other current
	 assets.....................    10,395		 7,284
	Total current assets........   114,108	     112,425

Property, plant and equipment, net.   30,744          21,867
Other assets, net..................    6,088 	 	 6,665
	Total assets.................$ 150,940      $  140,957

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable.....................$ 1,200          $ 13,900
  Accounts payable................. 20,675            14,369
  Accrued liabilities.............. 15,368 		12,963
  Customer advances and deferred
	revenue...................... 24,474 		19,446
  Short-term lease commitments.....  2,236		   940
	Total current liabilities.... 63,953		61,618
 Long-term lease commitments.......  8,729	 	 3,429
 Other liabilities.................  3,665		 4,195
	Total liabilities............ 76,347		69,242

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value,
   authorized 10,000,000 shares, none
   issued and outstanding Common
   stock - $0.01 par value, authorized
   25,000,000 shares; issued 10,893,023
   and 10,860,000 shares; outstanding
   10,650,838 and 10,617,815 shares at
   March 31, 1997 and September 30, 1996,
   respectively.....................     109             109
  Paid-in capital...................  47,349 	      46,831
  Retained earnings.................  27,853		25,493
     Less treasury stock, at cost,
	242,185.......................   (718)           (718)
	Total stockholders' equity....  74,593 		71,715
	Total liabilities and
	  stockholders' equity........$ 150,940      $ 140,957

See Notes to Consolidated Financial Statements



IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)

				           Three Months Ended   Six Months Ended
					          March 31,          March 31,
				             1997	      1996	   1997	1996


Revenues:
   Product sales and installation. $46,114   $45,347 	 $85,912  $89,531
   Service........................  20,068    16,851 	  39,681   32,417
				            66,182    62,198 	 125,593  121,948
Cost of revenues:
   Product sales and installation.  30,903    31,341	  59,236   61,460
   Service........................  14,465    11,578    27,969   22,672
				            45,368    42,919 	  87,205   84,132
	Gross profit................  20,814    19,279 	  38,388   37,816

Research and development expenses.   2,319     3,015 	   4,691    6,008
Selling, general and administrative
  expenses........................  16,242    10,521    30,089   20,390
	Income from operations......   2,253     5,743	   3,608   11,418
Interest income/(expense), net....    (307)	  44 	    (770)	  101
Other income/(expense), net.......     102 	 220 	     363 	  319
    Income before provision for
	income taxes................   2,048     6,007     3,201   11,838
Provision for income taxes........     807     2,366     1,394    4,721
	Net income ................. $ 1,241   $ 3,641   $ 1,807  $ 7,117

Earnings per share................ $  0.12   $  0.34 	 $  0.17  $  0.67

Weighted average shares outstanding. 10,651   10,609 	  10,651   10,564

See Notes to Consolidated Financial Statements


IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in Thousands)


							  Six months ended March 31,
						 	     1997		1996


Cash flows from operating activities:
  Net income............................   $  1,807 	   $  7,117
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
	Depreciation and amortization
	 expense..........................	    3,411 		1,611
	Other amortization................	      465 	      1,027
	Provision for doubtful accounts...        170 	        121
  Changes in operating assets and liabilities:
   Trade receivables....................      9,215	     (3,820)
   Inventories.......................... 	   (5,970)	    (12,720)
   Prepaid expenses and other current assets.(1,909)	     (1,436)
   Other assets.........................		(59)		  (16)
   Accounts payable.....................	    5,820	     10,748
   Accrued liabilities and other liabilities. 1,860		1,432
   Customer advances and deferred revenue.    4,639	    (13,159)
	Net cash provided by (used in)
	  operating activities............     19,449	     (9,095)
Cash flows from investing activities:
   Capital expenditures.................	   (4,511)	     (4,233)
   Proceeds from sale of short-term
	investment........................	                  2,007
   Contingent acquisition payments to Bridge
      Electronics, Inc..................       (750)	     (2,240)
	Net cash (used in) investing activities.(5,261)	     (4,466)
Cash flows from financing activities:
   Net repayments of note payable.......     (12,700)
   Net proceeds from note payable.......                    1,000
   Principal payments on capital leases.        (662)
   Proceeds from exercise of stock options.       40		  17
	Net cash (used in) provided by
	  financing activities............	   (13,322)	      1,017
Effect of exchange rate changes on cash.        (525)		  152
Net increase (decrease) in cash.........         341	    (12,392)
Cash and temporary cash investments,
  beginning of period...................       2,306	     15,786
Cash and temporary cash investments,
  end of period.........................	  $  2,647	   $   3,394

See Notes to Consolidated Financial Statements


IPC INFORMATION SYSTEMS, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of March 31, 1997, and the results of its operations for the three and six months ended March 31, 1997 and 1996, and its cash flows for the six months ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's 1996 Annual Report to stockholders and Form 10-K for the fiscal year ended September 30, 1996.

2. Classification of inventories is:



							   March 31,  September 30,
								1997		1996


Components and manufacturing work in process   $11,993    $13,913
Inventory on customer sites awaiting
  installation                                  22,627     12,503
Parts and maintenance supplies                   8,554	9,951
							     $43,174    $36,367


3. 	The Company maintains a promissory note with a bank for a line
	of credit up to $25,000 of which $1,200 is outstanding at
	March 31, 1997.  Interest rates ranged from 6.19% to 6.88%
	throughout 	the period.

4. 	Certain reclassifications have been made to the fiscal 1996
	financial statements in order to conform 	to the current
	period's presentation.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
(Dollars in thousands, except per share data)

Overview

	IPC is a worldwide industry leader in providing globally integrated telecommunications services to the financial services industry. The Company's highly reliable, customized telecommunications systems are used on financial trading floors where they are known as "turrets" or "dealerboards." In 1993, the Company launched its Information Transport Systems business to provide and support the design and implementation in building cabling infrastructures and an expanded product offering including LAN and WAN hubs and routers, and video conferencing systems. IPC, with its subsidiary, International Exchange Networks, Ltd. ("IXnet"), has implemented a facilities-based global network (the "IXnet Network") designed for the specialized international telecommunications requirements of the financial services industry.

	IPC's goal is to be the preferred single source provider of integrated voice, data and video communications solutions and services to the financial trading industry on a worldwide basis.
The Company intends to leverage its existing extensive customer relationships to provide a continually growing portion of their global telecommunications requirements through a combination of products and services developed by IPC and IXnet. This is to be accomplished through the continued deployment of a facilities-based global network and the integration of the network with IPC's product offerings.

	The Company's operations are separated into three lines of business: turret systems, I.T.S. and network services (IXnet). The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as "turret sales and installation." The Company accounts for revenues from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "turret service." The Company accounts for revenues from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers, from on-site maintenance of cabling and LAN infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "I.T.S. sales, installation and service." Additionally, the Company accounts for revenues derived from the IXnet Network as "network services."

	Revenue from turret and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret systems to distributors, which is recognized upon shipment of turret products by IPC. Invoices representing progress payments are submitted during various stages of the installation. The revenue attributable to such advance payments is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenues ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from network services are recognized in the month the service is provided.

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

Results of Operations

Total revenues of $66,182 and $125,593, for the three and six months ended March 31, 1997 increased by 6.4% and 3.0%, respectively, from $62,198 and $121,948, respectively, in the comparable prior-year periods.

Turret installation and related service revenues increased by $11,030 and $8,719 or 26.2% and 10.6%, respectively, to $53,194 and $91,227, in the three and six months ended March 31, 1997 from $42,164 and $82,508, respectively, in the comparable prior-year periods resulting from the timing of various large job installation cutovers at the end of the quarter. Additionally, turret revenues are growing internationally, particularly in the United Kingdom where, in a recent independent survey, IPC was named the leading supplier of trading floor technology.

Revenues from I.T.S. sales and related service decreased by $10,247 and $11,026 or 51.8% and 28.4%, respectively, to $9,522 and $27,830 in the three and six months ended March 31, 1997 from $19,769 and $38,856, respectively, in the comparable prior-year periods. The decrease is primarily due to the timing of completed jobs and a slower rollout of I.T.S. outside the New York market and in market segments outside the financial services industry.

Revenues from network services grew to $3,466 and $ 6,536, respectively, in the three and six months ended March 31, 1997 from $265 and $584, respectively, in the comparable prior year periods. The increase resulted from IXnet's implementation of its global telecommunication network during fiscal 1996, achieving recurring monthly revenues at an annualized rate (based upon recurring revenues incurred in the final month of the quarter) exceeding $15.5 million.

Cost of revenues (as a percentage of revenues) of 68.6% for the three months ended March 31, 1997 decreased from 69.0% in the comparable prior-year period, primarily due to a change in product revenue mix that included a higher percentage of turret installation and related service revenue when compared to the comparable prior-year period. Turret revenues are generally sold at higher margins than the Company's I.T.S. and network services businesses. Although the revenue mix favored turrets, year-to-date cost of revenues remained constant at 69% due to a large turret cutover in the current period which carried a higher mix of third party products sold by IPC.

Research and development expenses for the three and six months ended March 31, 1997 decreased to $2,319 and $4,691, respectively, from $3,015 and $6,008 in the comparable prior-year periods from concentrating current year spending on software development as opposed to hardware applications. The Company intends to focus on the integration of the TRADENET MX(R) turret with IXnet's network capabilities as well as investing in the enhancement of existing products in the TRADENET MX(R) family to sustain the Company's leadership position in voice-based trading system products.

Selling, general and administrative expenses for the three and six months ended March 31, 1997 increased to $16,242 and $30,085, respectively, from $10,521 and $20,390 in the comparable prior-year periods. These increases are attributable to an increase in people resources, and other expenses required to build, manage and grow the global businesses. Specifically, the Company intends to incur additional start-up costs and network deployment costs associated with IXnet's implementation of a global virtual private network for the financial services industry. Additionally, included in selling, general and administrative expenses for the three months ended
March 31, 1997 is $650 or $0.04 per share representing the settlement of an employment agreement with the former Chief Operating Officer.
As the Company deploys its global network, management anticipates that selling, general and administrative expenses will increase.
These expenses may be incurred prior to the realization of revenues.

Interest expense for the three and six months ended March 31, 1997 increased to $371 and $869, respectively, from $114 and $223 in the comparable prior-year periods. This increase was primarily due to the utilization of the Company's line of credit during fiscal 1997, along with interest expense from the Company's capital lease commitments.

The Company's effective tax rate for the three and six months ended March 31, 1997, excluding minority interest and a tax adjustment, was 41.0%, which is consistent with the comparable prior year periods.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" (SFAS 128), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The Company is currently evaluating the new statement. However, the impact of adoption of SFAS 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements for periods ending after December 15, 1997 and requires restatement of prior-period earnings per share data.

Liquidity and Capital Resources

Net cash provided by operating activities was $19,449 for the six months ended March 31, 1997 compared with net cash used in operating activities of $9,095 for the six months ended March 31, 1996. Net cash provided by operations resulted from changes in accounts receivable, accounts payable, customer advances and deferred revenue, offset in part by an increase in inventory. Decrease in accounts receivable was primarily due to large cash collections during he second quarter. Increases in inventories and customer advances were due to work in progress at March 31, 1997 being at a later stage of completion as compared to September 30, 1996. Increase in accounts payable was due to the timing of inventory purchases and vendor payments.

Cash used in investing activities for the six months ended March 31, 1997 totaled $5,261 compared with $4,466 for the comparable prior-year period. Net cash used in investing activities resulted from contingent acquisition payments based on IPC BRIDGE's performance and expenditures for property, plant and equipment, primarily composed of machinery and equipment and leasehold improvements.

Net cash used in financing activities of $13,322 for the six months ended March 31, 1997 resulted from net repayments of the Company's short-term note payable. The Company maintains a promissory note with a bank for a line of credit up to $25,000 of which $1,200 is outstanding at March 31, 1997.

In connection with the Company's implementation of a global virtual private network, IXnet has entered into capital lease commitments totaling approximately $11,200. The Company does not have any other material commitments for capital expenditures.

The Company believes that the net cash from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near Future.

With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for fiscal year ending September 30, 1996.

Part II - Other Information

ITEM 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders (the "Meeting") of the Company was held on February 14, 1997.

The Company's stockholders voted at this Meeting on the following matters, which were set forth in full in the Company's proxy statement dated January 24, 1997.

Election of Directors

Nominee			     	   For		   Withhold

Robert J. McInernery		8,996,916			4,761
Peter M. Stein 			8,996,676			5,001


A majority of the outstanding voting stock of the Company voted for the election of the two nominees. The directors whose terms of office continued after the Meeting are S. Terry Clontz, Theodore J. Johnson, Richard P. Kleinknecht and Peter J. Kleinknecht.

Ratification of the firm of Coopers & Lybrand L.L.P. as the independent auditors to audit the Company's financial statements for the fiscal year 1997 was approved by a vote of 8,995,498 in favor, 3,220 against and 2,959 abstaining.

ITEM 6.   Exhibits and Reports on Form 8-K

		(a)	Exhibit Number 27 Financial Data Schedule

		(b)	Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					IPC INFORMATION SYSTEMS, INC.




Dated:		May 15, 1997	By:/s/ TERRY CLONTZ
						Terry Clontz
						President and
						Chief Executive Officer



Dated:		May 15, 1997	By:/s/ KEVIN ESPOSITO
						Kevin M. Esposito
						Chief Accounting Officer