Form 10-Q
period 1997-06-30
IPC INFORMATION SYSTEMS INC
filed 1997-08-14
CIK 923071

United States
Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  June 30, 1997

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


	Yes      X           		No_________



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

           Class                Outstanding at June 30, 1997
Common Stock par value $0.01     	    10,671,791 shares

IPC INFORMATION SYSTEMS, INC.

INDEX TO FORM 10-Q

								PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 1997
and September 30, 1996	  			 	  2

Consolidated Statements of Operations for the
Three and Nine Months Ended June 30, 1997 and 1996	  3

Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1997 and 1996  	  	  4

Notes to Consolidated Financial Statements               5


ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                    6 - 9


PART  II.   OTHER INFORMATION                            10

SIGNATURES                                               11

IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(Dollar amounts in thousands)


					June 30,	September 30,
					   1997	    1996
ASSETS:
Current assets:
   Cash and cash equivalents....$   1,820		$    2,306
   Trade receivables, less
    allowance of $1,517 and
    $1,521......................   62,828 	    66,468
   Inventories..................   42,929 	    36,367
   Prepaid expenses and other
    current assets..............   14,389 	     7,284
	Total current assets.....  121,966 	   112,425

Property, plant and equipment,
 net............................   36,370 	     21,867
Other assets, net...............    6,240 	      6,665
	Total assets.............$ 164,576 	$   140,957

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Note payable..................$   9,000 	$    13,900
  Accounts payable..............   17,905 	     14,369
  Accrued liabilities...........   19,394 	     12,963
  Customer advances and deferred
    revenue.....................   25,602 	     19,446
  Current portion of capital
   leases.......................    2,688 	        940
     Total current liabilities..   74,589 	     61,618
  Lease obligations, net of
   current portion..............   10,025 	      3,429
  Other liabilities.............    3,780 	      4,195
     Total liabilities..........   88,394 	     69,242

Commitments and contingencies

Stockholders' equity:
 Preferred stock - $0.01 par
   value, authorized 10,000,000
   shares, none issued and
   outstanding..................
 Common stock - $0.01 par value,
   authorized 25,000,000 shares;
   issued 10,913,976 and
   10,860,000 shares; outstanding
   10,671,791 and 10,617,815 at
   June 30, 1997 and September 30,
   1996, respectively............     109 	       109
  Paid-in capital................  47,661 	    46,831
  Retained earnings..............  29,130 	    25,493
    Less treasury stock, at cost,
      242,185....................    (718)	      (718)
  Total stockholders' equity.....   76,182 	    71,715
Total liabilities and
   stockholders' equity..........$ 164,576 	$  140,957

See Notes to Consolidated Financial Statements


IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(Amounts in thousands, except per share amounts)


			      Three Months Ended	Nine Months Ended
				   June 30,		    June 30,
			       1997	     1996	 1997	    1996
Revenues:
Product sales and
 installation......... $  45,378 	 $  52,606 	$ 131,288 $ 142,137
   Service............    23,504 	    16,818 	   63,187    49,235
			      68,882 	    69,424 	  194,475   191,372
Cost of revenues:
Product sales and
 installation.........    32,679 	    36,171 	   91,915    97,631
Service...............    15,478        12,513 	   43,447    35,185
			    	  48,157 	    48,684 	  135,362   132,816

Gross profit..........    20,725 	    20,740 	   59,113    58,556


Research and development
 expenses.............     2,299 	     3,098 	    7,344 	  9,206
Selling, general and
administrative expenses.  15,811 	    11,636     45,546    31,926
  Income from operations.  2,615 	     6,006 	    6,223    17,424
Interest income/(expense),
 net....................    (546)	      (401)	   (1,316)	 (304)
Other income/(expense),
 net....................     (19)		394 	      344     717
Income before provision
 for income taxes.......   2,050 	     5,999 	    5,251    17,837
Provision for income
 taxes..................     863 	     2,298 	    2,257     7,019
	Net income.......$  1,187 	  $  3,701 	 $  2,994  $ 10,818

Earnings per share......$   0.11 	  $   0.35 	 $   0.28  $   1.02

Weighted average shares
 outstanding............  10,672 	    10,613      10,663   10,581

See Notes to Consolidated Financial Statements


IPC INFORMATION SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollar amounts in thousands)

					   Nine months ended June 30,
					 	1997		1996
Cash flows from operating activities:
Net income.......................... $   2,994 	   $  10,818
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization
   expense..........................     5,555 	      2,654
  Other amortization................       716 	      1,511
  Provision for doubtful accounts...       189          286
Changes in operating assets and
 liabilities:
  Trade receivables.................     4,023 	     (5,793)
  Inventories.......................    (6,217)	    (10,564)
  Prepaid expenses and other current
   assets...........................    (5,908)	        136
  Other assets......................       (50)	         (3)
  Accounts payable..................	3,364        (454)
  Accrued liabilities and other
   liabilities......................     6,307 	     (1,850)
  Customer advances and deferred
   revenue..........................     5,974      (12,323)
Net cash provided by (used in)
 operating activities...............    16,947      (15,582)
Cash flows from investing activities:
  Capital expenditures..............   (10,175)	     (6,940)
  Proceeds from sale of short-term
   investment.......................		      2,007
  Contingent acquisition payments to
   Bridge Electronics, Inc..........   (1,125)	     (2,500)
Net cash (used in) investing
 activities.........................  (11,300)	     (7,433)
Cash flows from financing activities:
  Net repayments of note payable....   (4,900)
  Net proceeds from note payable....			9,200
  Principal payments on capital
   leases...........................   (1,212)
  Proceeds from exercise of stock
   options..........................       40 	          98
Net cash (used in) provided by
 financing activities...............   (6,072)	       9,298
Effect of exchange rate changes on
 cash...............................      (61)	          20
Net (decrease) in cash..............     (486)	     (13,697)
Cash and cash equivalents, beginning
 of period..........................    2,306         15,786
Cash and cash equivalents, end of
 period............................. $  1,820 	    $  2,089

See Notes to Consolidated Financial Statements


  IPC INFORMATION SYSTEMS, INC.
  NOTES TO CONSOLIDATED
  FINANCIAL STATEMENTS
  (Dollar amounts in thousands)
  (unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of June 30, 1997, and the results of its operations for the three and nine months ended June 30, 1997 and 1996, and its cash flows for the nine months ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.
These financial statements should be read in conjunction with IPC's 1996 Annual Report to stockholders and Form 10-K for the fiscal year ended September 30, 1996.

2. Classification of inventories:

                                        June 30,     September 30,
                                          1997  	    1996
Components and manufacturing
 work in process                         $12,440         $13,913
Inventory on customer sites
 awaiting installation                    22,107          12,503
Parts and maintenance supplies             8,382           9,951
                                         $42,929         $36,367

3. 	The Company maintains a promissory note with a bank for a
	line of credit up to $25,000 of which $9,000 is outstanding at June 30, 1997. Interest rates ranged from 6.38% to 7.75% during the quarter ended June 30, 1997 as compared to a range of 6.19% to 6.75% in the comparable prior-year period.

4. 	Certain reclassifications have been made to the fiscal 1996
	financial statements in order to conform to the current period's presentation.

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations
     (Dollar amounts in thousands, except per share data)

Overview

	IPC is a worldwide industry leader in providing comprehensive telecommunications services to the financial services industry on a global basis. The Company's highly reliable, customized telecommunications systems are used on financial trading floors where they are known as "turrets" or "dealerboards." In 1993, the Company launched its Information Transport Systems ("I.T.S.") business to provide and support the design and implementation in building cabling infrastructures and an expanded product offering including
LAN and WAN hubs and routers, and video conferencing systems. IPC, through its subsidiary, International Exchange Networks, Ltd. ("IXnet"), has implemented a facilities-based global network (the "IXnet Network") designed for the specialized international telecommunications requirements of the financial services industry.

	IPC's goal is to be the preferred single source provider of integrated voice, data and video communications solutions and services to the financial services industry on a worldwide basis. The Company intends to leverage its existing extensive customer relationships to provide a continually growing portion of their global telecommunications requirements through a combination of new products and services developed by IPC and IXnet. This is to be accomplished through the continued deployment of a facilities-based global network and the integration of the network with IPC's product offerings.

	The Company's operations are separated into three lines of business: turret systems, I.T.S. and network services (IXnet). The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as "sales and installation". The Company accounts for revenues from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "service". The Company accounts for revenues from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers as "sales and installation". I.T.S. revenue from on-site maintenance of cabling and LAN infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks are classified as "service". Additionally, the Company classifies revenues derived from the IXnet Network as "service".

	Revenue from turret and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret systems to distributors, which is recognized upon shipment of turret products by IPC. Invoices representing progress payments are submitted during various stages of the installation. The revenue attributable to such billing is deferred until system installation is completed.
In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenues ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from network services are recognized in the month the service is provided.

	Due to the substantial sales price of the Company's large turret and I.T.S. installations and the Company's recognition of revenue upon completion of installations, revenues and operating results could fluctuate significantly from quarter to quarter. However, the Company's service revenues and network services business generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations could be somewhat diminished in the future as the Company's service business expands.

Results of Operations

Total revenues of $68,882 and $194,475, for the three and nine months ended June 30, 1997 decreased by 0.8% and increased by 1.6%, respectively, from $69,424 and $191,372, respectively, in the comparable prior-year periods.

Turret installation and related service revenues decreased by $152 and increased by $8,567 or 0.3% and 6.7%, respectively, to $44,560 and $135,787, in the three and nine months ended June 30, 1997 from $44,712 and $127,220, respectively, in the comparable prior-year periods. The decrease in the quarter ended June 30, 1997 was attributable to lower product sales of the Company's prior generation analog product, partially offset by an increase in service revenues. Turret revenue growth for the nine months ended June 30, 1997 is from the continued acceptance of the Company's digital TRADENET MX(R) product, particularly in the UK, and higher revenues from third party products sold by IPC, typically in connection with turret products.

Revenues from I.T.S. sales, installation and service decreased by $4,646 and $15,672 or 19.5% and 25.0%, respectively, to
$19,185 and $47,015 in the three and nine months ended June 30, 1997 from $23,831 and $62,687, respectively, in the comparable
prior-year periods.   The decrease in revenue for the quarter
ended June 30, 1997 is due to various large job installations shifting out of the current quarter which could be realized in the near future. The decrease for the nine months ended June 30, 1997 is from the revenue shift mentioned above, also, I.T.S. revenues in the nine months ended June 30, 1996, benefited from a large global installation cutover for a customer in the UK.

Revenues from network services grew to $5,137 and $11,673, respectively, in the three and nine months ended June 30, 1997 from $881 and $1,465, respectively, in the comparable prior-year periods. The increase resulted from IXnet's implementation of its global telecommunication network during fiscal 1996, increasing the number of customers to 127 at June 30, 1997 from 27 at June 30, 1996. At June 30, 1997, recurring monthly annualized revenues (based upon recurring revenues incurred in the final month of the quarter) exceeded $22 million, an increase of approximately 46% when compared to the previous quarter.

Cost of revenues (as a percentage of revenues) of 69.9% and 69.6%, respectively, for the three and nine months ended
June 30, 1997 remained relatively constant when compared to the comparable prior-year periods. Although the June 30, 1997 three and nine month revenue mix favored turrets, which typically have higher margins than I.T.S. and network services revenue, turret revenue included a larger mix of third party product revenue, which typically have lower margins than I.T.S. and network services revenue.

Research and development expenses for the three and nine months ended June 30, 1997 decreased to $2,299 and $7,344, respectively, from $3,098 and $9,207 in the comparable prior-year periods from the consolidation of research and development organizations and the termination of development work on ATM. Also, current year spending has a higher mix of software development as opposed to hardware applications. The Company intends to focus on the integration of the TRADENET MX(R)turret with IXnet's network capabilities as well as investing in the enhancement of existing products in the TRADENET MX(R) family to sustain the Company's leadership position in voice-based trading system products.

Selling, general and administrative expenses for the three and nine months ended June 30, 1997 increased to $15,811 and $45,546, respectively, from $11,636 and $31,926 in the comparable prior-year periods. These increases are attributable to an increase in people resources, and other expenses required to build, manage and grow the global businesses. Specifically, the Company intends to incur additional start-up costs and network deployment costs associated with IXnet's implementation of a global virtual private network for the financial services industry. Additionally, included in selling, general and administrative expenses for the nine months ended June 30, 1997 is $650 or $0.4 per share representing the settlement of an employment agreement with the former Chief Operating Officer.
As the Company deploys its global network, management anticipates that selling, general and administrative expenses will increase. These expenses may be incurred prior to the realization of revenues.

Interest expense for the three and nine months ended June 30, 1997 increased to $546 and $1,316, respectively, from $401 and $304 in the comparable prior-year periods. This increase was due to the utilization of the Company's line of credit during fiscal 1997 and interest expense associated with the increase in capital lease obligations.

The Company's effective tax rate for the three and nine months ended June 30, 1997, excluding minority interest and a tax adjustment, was 41.0%, which is consistent with the comparable prior-year periods.

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

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended June 30, 1997 was $16,947 compared with net cash used in operating activities for the nine months ended June 30, 1996 of $15,582. Net cash provided by operations resulted from changes in working capital and an increase in depreciation and amortization expense. Depreciation and amortization expense increase is largely the result of $9,450 in capital lease additions entered into during the year by the Company.

Cash used in investing activities for the nine months ended
June 30, 1997 totaled $11,300 compared with $7,433 for the comparable prior-year period. Net cash used in investing activities resulted from contingent acquisition payments based on IPC BRIDGE's performance and expenditures for property, plant and equipment, composed of IXnet network costs, machinery and equipment and leasehold improvements.

Net cash used in financing activities of $6,072 for the nine months ended June 30, 1997 resulted from net repayments of the Company's short-term note payable and principal payments on capital leases. The Company maintains a promissory note with a bank for a line of credit up to $25,000 of which $9,000
is outstanding at June 30, 1997.   In July,  the Company
increased its short-term credit facilities to $35,000 by entering into a unsecured line of credit with a additional bank for $10,000.

In April 1997, the Company purchased its sole manufacturing facility and related land in Westbrook, Connecticut for $2,540 using the Company's short-term credit facility. In July 1997, this purchase was refinanced through a mortgage agreement with a bank for $2,182. The term of the mortgage is for eight years with a twenty year payout bearing interest at libor plus 125 basis points. The Company entered into an interest rate swap agreement with its bank in order to fix the interest rate over the eight year term at an effective interest rate of 7.85%.

The Company does not have any other material commitments for capital expenditures.

The Company believes that the net cash from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future.

With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for the fiscal year ended September 30, 1996.

Part II - Other Information


ITEM 6.   Exhibits and Reports on Form 8-K

	(a)	Exhibit Number 27 Financial Data Schedule

	(b)	Form 8-K - None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			IPC INFORMATION SYSTEMS, INC.




Dated:		August 14, 1997	By:	/s/ TERRY CLONTZ
						Terry Clontz
						President and
						Chief Executive Officer



Dated:		August 14, 1997	By:	/s/ BRIAN REACH
						Brian L. Reach
						Chief Financial Officer