Form 10-K
period 1997-09-30
IPC INFORMATION SYSTEMS INC
filed 1998-01-13
CIK 923071

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1997      Commission file number 0-25492

                          IPC INFORMATION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                       58-1636502
-------------------------------------------              ----------------------
     (State or Other Jurisdiction of                          (IRS Employer
      Incorporation or Organization)                       Identification No.)

            Wall Street Plaza
              88 Pine Street
            New York, New York                                    10005
-------------------------------------------              ----------------------
 (Address of Principal Executive Offices)                       Zip Code

                                 (212) 825-9060
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12 (b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: Common Stock, $.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 1997 was approximately $76.9 million based upon the last sale price reported for such date on the Nasdaq Stock Market.

The number of shares of the Registrant's Common Stock outstanding as of November 30, 1997 was 10,714,453.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of IPC Information Systems, Inc. (the "Proxy Statement") are incorporated by reference in Part III of this Report on Form 10-K.

                                     PART I

ITEM 1.   BUSINESS

Company Description


      IPC Information Systems, Inc. (together with its subsidiaries, the "Company" or "IPC") is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services trading room voice communication systems ("turret systems") and installs and services the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial trading community. In addition, through its subsidiary, International Exchange Networks, Ltd. ("IXnet"), the Company operates an international voice and data network, providing a variety of dedicated private line, managed data and switched voice services, which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community.

      Turret Systems. The Company's sophisticated turret systems, consisting of desktop consoles ("turrets") and associated backroom switching equipment, provide highly reliable, "non-blocking" voice communications for trading operations. In addition, these systems incorporate a proprietary design, including many features designed to increase the trader's productivity, such as expanded access to telephone lines, rapid call completion, high voice quality, built-in redundancy, trader mobility, personalized call button layouts and the ability to implement system upgrades via software changes as opposed to hardware changes. The Company estimates that it has the largest installed base of turrets in the world, including a majority of the installed base of turrets in New York City and a significant presence in other major financial centers. The Company offers a full-line of digital turret systems, including systems for trading floors with over 1,000 trading positions as well as systems for smaller operations with as few as five trading positions. The Company also provides its customers with post-installation maintenance and service, often pursuant to long-term contracts.

      Information Transport Systems. The Company's Information Transport Systems ("I.T.S.") division provides cabling infrastructure, design, installation and maintenance services of high speed voice and data networks, including local area networks ("LANs"), wide area networks ("WANs") and data connectivity applications. The Company's I.T.S. engineers design and implement intelligent network infrastructures to provide connectivity to a wide array of customer-owned devices. The Company's I.T.S. expertise encompasses network design, utilizing components from suppliers such as Cisco Systems, Inc. ("Cisco"), 3COM Corporation ("3COM"), Bay Networks, Inc. ("Bay Networks") and XYLAN Corporation ("XYLAN"), as well as all available physical transport media, including copper, fiber optic and coaxial cable. I.T.S. services also include project management for network infrastructure upgrades and on-site, as well as on-call, technical support. The Company stations I.T.S. personnel on-site for many major customers.

      IXnet. IXnet has deployed and continues to expand a network (the "IXnet Network") specifically designed to address the needs of the global financial community. The IXnet Network uses uniform equipment platforms and includes network operation centers ("NOCs") and switches located in New York and London, network access nodes (known as "Points of Presence", or "POPs") and customer premise nodes (known as customer access nodes, or "CANs") in 15 financial centers including Frankfurt, Paris, Zurich, Tokyo and Hong Kong and additional CANs in 29 other cities. The IXnet Network employs leased dedicated long-haul circuits to connect IXnet Network cities and leased dedicated local circuits to connect customers to the IXnet Network. The design of the IXnet Network enables the Company to rapidly expand capacity in response to increased customer traffic. It combines the benefits of high quality, security and end-to-end connectivity from a single network provider, which have historically only been available through private networks, with the significant advantages of lower cost, outsourcing of network management, and the ability for network subscribers to communicate over dedicated circuits not only with other locations of the same firm but also with other IXnet subscriber firms.

      Through IXnet, the Company provides a variety of telecommunications services, including dedicated private line, managed data and switched voice communications among network subscribers. These services include specific applications for the financial trading community such as turret-to-turret communications, multi-location voice broadcast and on- and off-net long-distance voice and data transport services. IXnet provides dedicated private network connectivity to the financial trading community in the U.S., the countries of the European Union, Japan, Hong Kong, Singapore and several other countries. IXnet is authorized to provide interstate long distance voice service throughout the U.S., to provide international resale of long-distance services between the U.S. and the U.K., Canada, Sweden, New Zealand and Australia, and to resell private line service to numerous international points. See "Regulatory Environment." As of September 30, 1997, the Company provided telecommunications services to 131 customers and had 158 CANs.

      The Company was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed to perform in the demanding environment of the financial trading community. In 1986, the Company, then owned by Contel Corporation and known as Contel IPC, opened its current manufacturing facility in the U.S. and commenced operations in the U.K. In October 1991, the Company was acquired by Richard and Peter Kleinknecht (the "Principal Stockholders") and certain others and renamed IPC Information Systems, Inc. On October 3, 1994, the Company completed its initial public offering of 3,250,000 shares of common stock at $15.00 per share.

Business Strategy

      The Company's strategy is to enhance its turret system leadership position and leverage its established customer relationships to become the preferred network provider to the financial trading community. The principal elements of the Company's business strategy include the following:

      Increase Market Share of Turret Systems on Large Trading Floors. The Company estimates that its turrets represent a majority of the total installed base of turrets in New York, approximately 38% of the total installed base of turrets in London and lower percentages in other financial centers such as Hong Kong, Tokyo and Frankfurt. Between 1994 and 1997, the Company estimates that it increased its market share of the installed base of turrets in London from 24% to 38%. The Company believes that there is substantial opportunity to achieve similar increases in other financial centers, as well as further increasing its London market share by dedicating additional sales and marketing resources and by focusing on the large installation opportunities the Company expects will continue to be created in the financial services industry expansion and consolidation trend. The Company expects to further grow market share as its customers expand to new locations and standardize their technology platforms. The Company also believes it will generate substantial new sales from existing customers who upgrade their older analog turret systems with digital systems; currently, analog systems represent approximately half of the Company's installed base of turrets.

      Penetrate New Markets. The Company's turret systems have traditionally been designed as "high-end" products offering optimal performance for large trading organizations at premium prices relative to the competition. The Company has enjoyed strong market share among large trading organizations such as global investment banks and is now focusing on penetrating other markets. These markets include smaller broker/dealers, hedge funds and asset management companies, as well as commodity trading operations in non-financial firms (such as energy-related companies) and regional trading organizations based in emerging markets which typically require either smaller installations or less functional capability. The Company has recently completed development of two new products to meet the needs of these customers: VS-MX(TM), a turret system designed to be cost effective for the smallest trading organizations; and TraderConnect(TM), a Centrex-like managed service. The VS-MX system, which the Company intends to begin shipping in the spring of 1998, shares most of the features of the Company's flagship Tradenet MX(R) product but provides comparable price performance per trading position for locations with between five and 16 trading positions. The Company believes that this product will enable it to penetrate new geographic markets in Latin America and Asia, as well as smaller trading operations in established markets. TraderConnect is a managed service in which the Company owns and operates a centrally located and shared trading turret system and provides IXnet Network services to the customer. TraderConnect meets the needs of trading organizations that either cannot afford the upfront investment of a full turret system or prefer to outsource. The Company offers TraderConnect in New York and intends to begin providing this service in London during 1998 and in other financial centers thereafter. The Company intends to use TraderConnect to increase its penetration of smaller accounts in major financial centers.

      Leverage Existing Customer Relationships to Provide Enhanced Telecommunications Services. The Company believes it is in a strong position to provide private network services via IXnet to the financial trading community by virtue of IPC's large installed base of turret systems and established relationships with many of the largest firms involved in global trading activity. The Company believes its reputation for high quality service will enable it to capture much of the telecommunications services revenue generated by these clients. A substantial portion of the total telecommunications spending by financial services firms is generated by trading operations using turret systems. In addition, the Company believes that its ability to provide fully managed turret-to-turret connectivity between users of IPC turret systems, with a single point of contact for all customer service issues, will be a competitive advantage.

      Leverage I.T.S. Expertise. The Company intends to leverage I.T.S.'s expertise in the design, integration and installation of internetworking equipment (such as routers and hubs) to provide turnkey managed data services. This arrangement will provide for ongoing support of internetworking equipment located at the Company's client sites around the world.

      Broaden IXnet Customer Base to Include Buyside Participants. While many of the largest investment banks and broker/dealer firms have either created their own private networks or contracted for managed private network services from telecommunications carriers, most if not all of these firms still rely on public switched networks for communications with trading counterparts and customers on the "buyside" (mutual fund companies, asset managers and hedge funds). By targeting buyside participants, the Company intends to increase the number of subscribers to the IXnet Network. As the number of buyside participants connected to the IXnet Network increases, the incentive for "sellside" participants and market data and application providers to use the IXnet Network to communicate with these buyside participants is expected to increase.

      Exploit First-Mover Advantage. The Company believes that it is the first to offer an international, inter-firm private network (extranet) service dedicated primarily to the financial trading community, and that the high concentration of telecommunications traffic among financial trading community participants will enable the Company to leverage its first-mover advantage into a position as the preferred service provider to the financial trading community. Therefore, the Company is focused on broadening the IXnet subscriber base to exploit its first-mover advantage. As the number of customer locations connected to the IXnet Network grows, the appeal of the network to prospective customers increases. The limited number of financial trading community participants amplifies this effect and enables the Company to achieve significant penetration of the target customer base. Commercially launched in the spring of 1996, IXnet had 39 customers as of September 30, 1996 and 131 customers as of September 30, 1997.

      Reduce Risk by Scaling IXnet Network Expansion to Customer Additions. IXnet's business plan is based on a success-driven network investment program, which generally calls for the addition of network equipment and transport capacity as required by the addition of new customers to the network or the sale of additional services to existing customers. Given the widespread availability of local fiber facilities at competitive rates in most of the world's financial centers, as well as and the competitive market for transport capacity on major international routes, the Company believes it will be able to rapidly provision high-quality services without building its own fiber facilities. The capital investment required to expand the IXnet Network is comprised largely of additional CANs and incremental additions to the Company's existing London and New York NOCs and various POPs.

The Industry

      Turret Systems. The turret systems industry is characterized by a small number of manufacturers of highly specialized telecommunications systems sold primarily to companies in the financial trading community. A trader requires highly reliable, non-blocking simultaneous access to multiple lines which cannot be provided by traditional internal corporate telephone systems (also known as Private Branch Exchange or "PBX"). In order to meet these specific needs, a small number of manufacturers have developed a highly specialized voice communications systems called turret systems. Turret systems must be exceptionally reliable because of the time-sensitive nature of trading activity and the high potential opportunity cost of a service outage. A single trading floor may contain in excess of 1,000 turrets, with each turret providing access to hundreds of telephone lines.

      Telecommunications Services. The telecommunications marketplace has experienced a transformation over the last decade. Improved technology and increased competition, due in part to widespread regulatory reform, have contributed to the rapid expansion of telecommunications traffic. The financial trading community has grown significantly, while at the same time individual firms have expanded operations to new international locations to compete in the global marketplace. Many of these firms require extensive communication network capabilities to remain competitive in this environment. The Company believes that most readily available alternatives either do not adequately address the specific needs for seamless, high performance international communications between the various trading partners, or provide the required services in a suboptimal manner which is not ideal for the client nor cost effective for the provider.

      To date, financial trading firms have had two alternatives for addressing their exacting telecommunications demands: (i) building a private network, thereby incurring substantial development and ongoing costs while primarily providing connectivity among various locations of a single firm; or (ii) utilizing the broad based common carriers' public networks, which consist of numerous non-homogeneous systems and services offered by a multiplicity of local providers in different national markets. Presently, a large portion of international communications, including services marketed by some of the largest telecommunications carriers and the global telecommunications alliances as "virtual private network" services, are typically conducted through disparate public networks and service organizations that do not offer the quality, services, reliability or timeliness of delivery that would be available through a dedicated private network.

      LAN/WAN Infrastructure, Design, Installation and Maintenance. Integrated high speed internal data communications networks have become critical to financial services companies. Companies are installing increasingly complex computing environments centered around LANs and WANs that connect networked desktop personal computers and workstations, printers, telecommunications equipment, file servers and facsimile machines. As network requirements have grown and network designs have become more complex, many companies have chosen to outsource their LAN/WAN design, installation and maintenance needs to independent specialists. In response to this outsourcing trend, the Company launched its Information Transport Systems business to provide data, voice and video networking design, installation and maintenance services. The Company's I.T.S. engineers design and implement intelligent network infrastructures to provide connectivity to customer-owned devices. The Company's I.T.S. expertise encompasses network design, utilizing components from suppliers such as Cisco, 3COM, Bay Networks, and XYLAN, as well as all available physical media, including copper, fiber optic and coaxial cable. I.T.S. services also include project management for network information upgrades and on-site, as well as on-call, technical support. I.T.S. provides these services to financial trading community firms as well as other clients with complex networking needs.

Products and Services

      The Company is involved in (i) the design, manufacture, installation and maintenance of voice telecommunications systems primarily for the financial trading community (including turret systems and other associated products); (ii) the design, installation and maintenance of data networks and associated cabling infrastructures (I.T.S.); and (iii) the provision of voice and data telecommunications services to the financial trading community (IXnet). For the fiscal year ended September 30, 1997, these products and services represented 65.7%, 27.7% and 6.6%, respectively, of the Company's total revenues.

Turret Systems

      A turret system is a sophisticated telephone system consisting of desktop consoles and backroom switching equipment, used by trading personnel requiring rapid access to multiple telephone lines, near instantaneous connection to the call recipient and a high degree of reliability. A turret system is installed in addition to, and communicates with, a company's PBX, but has enhanced features compared to a PBX.

   Key features of the Company's turret systems include:

      Reliability. On a trading floor, a lost connection could result in a lost transaction, and the outage of the entire telecommunications system could be extremely damaging to a trading firm. IPC's turret systems are designed with a distributed architecture utilizing redundant equipment and circuitry with parallel internal transmission paths. This architecture ensures that no single component failure within the system can cause the failure of the entire system.

      Call Capacity. IPC's turret systems are "non-blocking," designed to allow every user to be on one or more telephone lines at the same time without call blocking or a degradation of call setup speed. The Company's flagship Tradenet MX system is designed to support up to 23,000 telephone lines in simultaneous use by up to 4,000 user positions. In sharp contrast, a typical PBX configuration accommodates only approximately 20% of users speaking at the same time.

      User Programmability and Mobility; Speed. IPC's digital turret systems allow each trader to customize the system with his own speed-dial and direct connections and associated displays, and to store his personal settings in memory in the system's back room switching equipment. If for any reason a trader is in a location other than his normal location, he can easily access his customized settings from any other MX turret on the system at the same location or at any remote network-linked location.

      The Company has historically focused on large trading organizations. The Tradenet MX is designed for trading floors from 40 to over 1,000 positions. The MX Compact(TM), introduced in 1994, is designed for trading floors between 16 and 40 positions. The VS-MX, which the Company expects to begin shipping in the spring of 1998, is designed for between five and 16 positions. The entire MX product line utilizes similar hardware and software, has common interfacing (all of which facilitates upgrading) and can be interconnected and integrated in order to meet the requirements of customers with multiple trading floors of various sizes.

   The Company's turret systems products and services include the following:

      Large Trading Systems. The Company's flagship turret product is the Tradenet MX system. Tradenet MX is a fully digital proprietary system based on a fault tolerant switch which is not vulnerable to isolated component failure. Its distributed architecture design provides reliability by harnessing the computing power of multiple Sun Microsystems SPARC microprocessors throughout the system and provides rapid and easily programmable switching of voice calls. Tradenet MX is designed to allow software upgradability of features and applications without major hardware upgrades. Because they are mainly software-based, such upgrades can be made quickly to enable the Company to respond rapidly to developments in the market or to a customer's specific request. The customer can maintain a continually up-to-date system by periodic upgrading of software. The Tradenet MX platform is designed with the capability to switch data and video as well as voice. The current list price range for the Tradenet MX is between $8,500 and $15,000 per user position depending on the configuration and features required.

      Medium-sized Trading Systems. The Company provides MX Compact, a less costly version of Tradenet MX, for medium-sized locations. MX Compact is designed for trading operations between 16 and 40 trading positions at a single site, such as branch offices or those located in smaller markets. The MX Compact is packaged in a single cabinet and is competitively priced, while retaining most of the same advanced features as the Tradenet MX.

      Small Trading Systems. The Company has recently completed final testing of the VS-MX, which provides high reliability and most of the same advanced features of the Tradenet MX but at a substantially lower price per trading position for locations of five to 16 positions. The Company intends to begin shipping the VS-MX in the spring of 1998 and believes that this product will provide it with a means to enhance its penetration of target customers such as asset managers, hedge funds, smaller energy and commodity trading floors and financial trading firms typical of emerging markets such as Latin America, Asia and the Middle East.

      Turret Service. A significant portion of the Company's revenue from turret systems is related to post-installation service and is generated (i) under annual and long-term service contracts; and (ii) from incremental sales of turrets and related equipment for "moves, adds and changes" to existing IPC trading floor installations. For fiscal year 1997, turret service revenue accounted for $55.1 million of the Company's $177.6 million in total revenues from turret systems. Turret service revenue has historically been very stable and less subject than the Company's turret systems sales to cyclical changes in the financial strength and growth of the financial trading community. Following a standard one-year period after installation of a turret system, a customer generally enters into an annual or multi-year service contract with the Company. These contracts typically cover full time on-site technical support by IPC technicians deployed to client sites for large trading operations, and on-call technical support by IPC personnel for smaller trading operations. As of September 30, 1997, the Company had over 90 technicians servicing ongoing contracts, primarily in New York and London. "Moves, adds and changes" revenue is generated whenever a customer adds additional trading positions to an existing IPC trading floor or makes changes to the turret system configuration and produces a steady and relatively predictable revenue stream for the Company.

      Centralized Trading Systems. In June 1997, the Company introduced a centralized trading system called TraderConnect, in which the Company maintains equipment and operating responsibility for a centrally located and shared Tradenet MX turret system and provides a turnkey solution to customers by furnishing turrets at the customer premises in addition to local and long distance communications. The service is akin to the Centrex method of providing centralized PBX services, and is billed to clients on a per position and communication usage basis. TraderConnect provides its customers with many of the same features available to owners of other MX products. While TraderConnect is capable of supporting larger trading operations, the Company is initially targeting trading operations between one and 30 trader positions for TraderConnect services.

      TradePhone MX(TM). The Company also manufactures a multi-button telephone called the TradePhone MX that is designed to operate with its full suite of MX switching platforms. This product was introduced in May of 1997 and is targeted at trading support, sales and research personnel that have a need to communicate directly with the traders. It provides the connectivity to the MX system with the feature functionality of a trading turret in a scaled-down unit that is suitable for use off of the trading floor.

      The WorldTurret(TM). The WorldTurret is a JAVA(TM) software application that provides remote access to a trader's existing MX system via the Internet. This product allows a trader with a standard laptop PC mobility and ease of access to his trading system from a remote location. A WorldTurret user gains the full feature functionality and real time performance of the trading system via a standard voice and data connection.

      Exchangefone(R). Exchangefone is an extremely ruggedized telephone specifically designed for use on exchange floors. Exchangefone uses distributed microprocessor technology to provide ease of feature customization and minimize the amount of cable required between the trading floor and backroom switching equipment.

      Open Line Speaker Systems. The Company manufactures open-line, digital speaker systems for the financial trading community. These speaker systems, which are sold either as an integral part of a turret system or on a stand-alone basis, provide full-duplex continuous communications enabling brokers to communicate rapidly on a "hands-free" basis without having to dial a telephone. From a single microphone, brokers can broadcast simultaneously to numerous trading counterparts. Additionally, these speaker systems contain digital signal processor software which enables them to function effectively in a noisy trading floor environment.

      Other Products and Services. In order to offer a broader product line, IPC remarkets various other products, including PBX systems, video conferencing equipment and voice logging and recorder devices.

      The installation of a turret system involves extensive planning to ensure that all materials and labor are coordinated to be completed on-time and withinbudget. Detailed analysis is performed, defining all required features and lines. The cabling infrastructure is installed and tested prior to delivery of backroom switching equipment, usually a month before the time when the system use begins (referred to as "cutover"). About two weeks prior to cut-over, the desktop consoles are installed and the complete system is rigorously tested. The largest trading floors currently in operation using IPC equipment have in excess of 1,200 turret positions with access to 8,000-10,000 telephone lines and can take up to a year to install. Customers, where IPC turret systems are installed, that have experienced this installation process are natural candidates for the Company's I.T.S. services.

The IXnet Network

      IXnet was founded by several telecommunications specialists with extensive experience in purchasing and implementing telecommunications services for the financial trading community and began commercial operations in the spring of 1996. IXnet capitalizes on several characteristics of the target customer base: rapid changes in technology requiring constant reevaluation of previous technology decisions and new investments to remain competitive; internal telecommunications departments focused on intra-firm communications via private networks rather than on communications with trading counterparts; demand for high performance communications between firms; difficulties in dealing with multiple vendors, particularly in international markets; significant disparity between the pricing and underlying costs of international communications traffic; and no uniform global technology platform for international communications.

      IXnet has implemented a network specifically designed to address the needs of the financial trading community. The network consists of Company-owned switches, POPs CANs and NOCs, and uses primarily leased transport capacity. Significant features of the IXnet Network include the following:

      Uniform Equipment Platforms. The IXnet Network is based on a Newbridge Network Corporation ("Newbridge") managed transport network overlaid with Northern Telecom Ltd. ("Nortel") switches for enhanced voice services and Cisco routers for enhanced data services. Newbridge network access nodes and network management software are located at the Company's POPs and CANs are directly installed at the customers' premises. The Newbridge platform provides high performance, advanced features and global network management which allows for rapid provisioning and end-to-end network diagnostics from the Company's facilities to each customer's premises. The Company owns a Nortel DMS-500 digital switch located in New York City and a Nortel DMS-100E digital switch located in London. These switches are equipped with the latest advanced intelligent networking ("AIN") and common channel signaling system 7 ("SS7") capabilities, allowing for universal availability of services, rapid provisioning of service, minimal call setup times and a single network management and control system to optimize network performance.

      Transport Facilities. IXnet utilizes multiple carriers to provide access facilities from customer premises to IXnet POPs. Such carriers include incumbent local exchange carriers ("ILECs"), competitive access providers ("CAPs") and competitive local exchange carriers ("CLECs"). Access from the customer sites is typically via a digital facility, using one or more dedicated T-1 or E-1 fiber optic links. In addition, the Company leases and acquires bandwidth from regional and international common carriers to link its network locations. In most of its market areas there are competitive providers of fiber optic capacity.

      Network Operation Centers. The Company currently has fully operational NOCs in New York City and London, which house the specialized equipment necessary for managing the network. The NOCs contain systems allowing for the display of alarms for all equipment conditions, testing of adverse conditions, re-routing of traffic to other equipment or networks, management notification of critical conditions and provisioning of customer bandwidth. While the New York City NOC acts as the overall operations control center for the entire IXnet Network, either NOC can independently support the IXnet Network. The New York NOC is fully manned, on a 7 day, 24 hour basis.

IXnet Services

      IXnet services fall into three categories: dedicated private line services, managed data services and switched voice services. Dedicated private line services include the following:

      IXLink(TM). IXLink is a managed dedicated private line service which provides voice and/or data transmission on circuits ranging in capacity from 8 Kbps to 2 Mbps. The service features include high quality digital connectivity worldwide and end-to-end circuits which eliminate the need for multiple vendors. These services are provided for both intra-firm and inter-firm communications.

      DigiHoot(TM). DigiHoot is a single sourced digital hoot & holler service with network management and speaker equipment provided as part of an integrated offering. Hoot & holler networks are specialized open line voice conference systems that trading firms operate to allow continuous mission-critical contact between various trading locations. This service combines the IXnet high performance international network with IPC's MX turret systems and IPC's speaker systems for a total desktop to desktop managed solution. Digital connections and bridging provide clear communications and IXnet supports the service with 24-hour network management and customer support. DigiHoot service can be rapidly provisioned and reconfigured to meet customers' demand for a flexible trading environment.

      MetroLink(TM). MetroLink is a private line service that connects IPC's MX customers within the same metropolitan area. IXnet serves as a single source provider of hardware and connectivity from turret to turret. Compared to the analog connections typically provided by the ILEC, MetroLink provides faster circuit provisioning, end-to-end managed digital connectivity and reduced installation cost and space requirements at a competitive price. MetroLink is currently offered in New York City, and the Company intends to offer this service in other cities as the regulatory environment and customer demand warrants.

      IXFrame(TM). IXFrame is a managed data service provided by IXnet using basic frame relay as its underlying technology. Liquidity(TM) is a managed inter-firm and intra-firm data network service which is also frame relay based. Liquidity provides secure delivery of time-sensitive financial applications and information such as electronic trading, market data and FIX (Financial Information Exchange) messages. Its standard features include: stand alone encryption hardware, a Cisco router supplied, owned and managed by IXnet, network performance guarantees and real time network performance reporting.

   Switched voice services provided by IPC include the following:

      IXGlobal(TM). IXGlobal is IXnet's on-net switched voice service. It provides a seamless international virtual private voice network service to the financial trading community over a uniform switching platform. Because IXnet provides end-to-end connectivity among all IXnet subscribers, it is able to provide the same high performance characteristics presently available only on dedicated private networks. Features of IXGlobal include: preferential pricing for on-net calls to IXnet subscribers, fast call completion and AIN features including caller ID, conference calling, call forwarding, etc., customized billing formats for the financial trading community and network control and account management.

      All switched calls between IXGlobal subscribers are carried entirely on-net (i.e., not terminated through LECs that impose access charges). As a result, IXnet can provide customers with substantial discounts for IXGlobal calls, while still enjoying favorable margins. Accordingly, as more members of the financial trading community come onto the IXnet Network, the Company expects the attractiveness of the product to improve.

      IXPrime(TM). IXPrime is IXnet's off-network switched voice service. Unlike IXGlobal, IXPrime calls terminate to off-net locations. Features of IXPrime include switched or dedicated originating access and simplified pricing for calls.

      IXnet has a flexible and highly capable operational support system which provides efficient management of "back office" functions such as order entry, trouble ticket monitoring, provisioning and reporting. The system is centered around an Oracle database for centralized customer and system information. Billing is provided by a flexible system which allows the customization of customer invoices. For all of its services, IXnet provides flexible billing format and media, including clear and concise calendar month invoicing which allows the user to see actual costs for each different service. IXnet also offers optional local currency billing.

Information Transport Systems

      The Company's I.T.S. division provides cabling infrastructure, design, implementation and maintenance services for high speed data networks, including LANs and WANs, with a primary focus on the financial trading community. This business line includes four major product and service areas: value-added services, networking products, cabling infrastructure and network maintenance and support. Customers purchase these products and services, which are cross-marketed with IPC's turret systems, on a stand-alone basis or in bundled combinations. Over 89% of the 1997 I.T.S. revenue was from jobs performed in the New York City metropolitan area. In addition, I.T.S. has a core group of highly skilled project managers and design engineers who are dispatched to manage installation projects elsewhere.

      Value-Added Services. The Company provides a wide range of value-added services, including network and trading room design, consulting, engineering implementation, project management, staging and operational testing of workstations and technology and operational outsourcing.

      Networking Products. The Company markets and services a full line of third-party manufactured networking products including LAN hubs, adapters, bridges, routers, network management software and protocol converters. The company is a certified reseller of third party networking products, including products from Cisco, 3Com, XYLAN and Bay Networks. The Company sells these products on a stand-alone basis or fully installed, configured and integrated with customer systems.

      Cabling Infrastructure. Cabling infrastructure provides physical connectivity among communications devices, including turrets, telephone switching equipment (turret or PBX), facsimile machines, computer networks and video conference facilities. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. The Company offers its cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptable power systems, security safeguards and cable management systems. The Company places special emphasis on the testing and certification phases of the project since today's high speed networks demand that products be installed in accordance with strict manufacturer specifications.

      Network Maintenance and Support. The Company offers a broad line of post-installation maintenance and support services to customers for "moves, additions and changes" or as part of a long-term technical services contract. These contracts provide customers with access to a wide range of IPC technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration. These services provide the Company with a recurring revenue stream which, in fiscal 1997, accounted for $17.3 million out of total I.T.S. revenue of $74.8 million.

Sales and Marketing

      IPC uses a team approach to sales and account management across its lines of business. Customers are assigned a multi-disciplinary sales/service team (except where turret systems are marketed through distributors) in order to leverage IPC's existing extensive customer relationships, to present a unified Company approach and to coordinate service offerings. IPC's sales efforts are organized on an international basis in order to promote relationships with and provide enhanced service to customers who have significant international operations. This is a departure from the historical location-by-location and project-by-project approach taken by turret vendors and service providers and reflects the consolidation trend in the financial trading community and customers' preference to utilize common technology and services throughout their organizations. Account executives are compensated for identifying and developing revenue opportunities outside their lines of business. The Company presently markets its turret and I.T.S. products and services domestically and in key international financial centers. This is accomplished through a combination of distribution channels including both direct and distributor sales. The Company employed 37 direct sales representatives for its turret systems and I.T.S. products and services as of September 30, 1997, in sales offices and service locations in:

                New York           Chicago           Philadelphia
                London             Cincinnati        Pittsburgh
                Hong Kong          Dallas            San Francisco
                Atlanta            Houston           Stamford
                Baltimore          Los Angeles       St. Louis
                Boston             New Jersey        Toronto


The Company also has distributors in the following countries:


                     Argentina         Hong Kong           New Zealand
                     Australia         Indonesia           Peru
                     Austria           Ireland             Philippines
                     Belgium           Italy               Russia
                     Brazil            Japan               South Africa
                     Canada            Kuwait              Singapore
                     China             Luxembourg          Switzerland
                     France            Malaysia            Taiwan
                     Germany           Mexico              Thailand
                     Greece            Netherlands         Turkey

      These distributors receive extensive training from the Company, are qualified in turret sales and maintenance, LAN design and installation and provide resident qualified systems engineers to support customers.

      IXnet services are marketed and sold by experienced network sales professionals dedicated to the IXnet service offering. As of September 30, 1997, IXnet had a total of 18 network sales professionals, including 11 in the United States, and the remainder in the United Kingdom, Canada, France and Switzerland. The Company intends to add sales professionals in these locations and in other key locations as its expansion continues. The Company also sells IXnet services through agents in selected international markets including Tokyo, Frankfurt and Mexico City.

      Non-U.S. markets are important to the Company. The following table shows the approximate distribution of the Company's consolidated revenue for the years ended September 30:

                   Region                  1997    1996     1995
         ----------------------------      ----    ----     ----
            New York                         55%     54%      68%
            Rest of United States            18      20       17
            United Kingdom                   22      20       10
            Rest of Europe                    1       1       --
            Far East                          3       4        3
            Latin America                     1       1        2
                                           ----    ----     ----
                  Total                     100%    100%     100%
                                           ====    ====     ====

      IPC maintains a high profile in the financial services market by publicizing contracts won, of advertising in industry publications and participating in relevant industry trade shows. The Company also actively participates in industry seminars to communicate IPC's capabilities to prospective customers and maintains a staff of experienced marketing professionals who generate promotional brochures and training materials.

Customers

      The Company's customers are concentrated primarily in the financial trading community which includes securities and investment banking firms, merchant and commercial banks, interdealer brokers, and foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company also provides equipment and services to commodity trading operations in non-financial firms (such as energy-related companies). Historically, almost all of the Company's revenues have been derived from sales to customers in the financial trading community. In fiscal 1996, approximately 13% of total revenues were from one customer. In fiscal 1997, no single customer accounted for more than 10% of the Company's total revenues.

Backlog

      As of September 30, 1997, the Company had a backlog of purchase contracts representing approximately $53.4 million of future revenues, as compared with approximately $77.9 million as of September 30, 1996. Due to the size and lead time of orders, which can vary substantially, and because the Company recognizes revenue upon the completion of an installation, the amount of backlog at any date may not be indicative of actual sales for any subsequent period. The Company's backlog includes only orders for new installations and does not reflect annual or multi-year service contracts or orders for the reconfiguration, alteration or expansion of existing systems, as such orders are normally completed within one month.

Research and Development

      IPC's Tradenet MX product family is recognized within the financial trading community as providing a high standard of reliability, performance and functionality. IPC endeavors to work closely with its customers to understand their future requirements and invests in research and development to ensure its products address customer needs. For the fiscal years ended September 30, 1997, 1996 and 1995, the Company recorded expenses of $10.0, $11.5 and $10.1 million, respectively, on research and development. During 1997, IPC spent 3.7% of its total revenue on the continued development of the Tradenet MX family as well as in developing its next generation of voice-based trading system products. Additions to the Tradenet MX product line during fiscal 1997 included TraderConnect and the WorldTurret MX, and the Company expects to ship its VS-MX system beginning in the spring of 1998. At September 30, 1997, the Company employed 64 persons in the areas of research and development.

      In addition to developing new MX system features and functionality, IPC intends to strongly emphasize product integration of the MX product line with the IXnet Network. This integration removes the traditional boundaries between internal turret systems and external telecommunications networks.

      Interoperability and integration of the traders' desktop systems will remain a strategic focus. IPC intends to utilize its core competencies in call processing, Computer Telephony Integration and fault tolerant switching to provide solutions which meet the evolving needs of its customers.

Manufacturing

      The Company manufactures its turret systems products at an 85,000-square foot Company-owned building in Westbrook, Connecticut. The facility houses production lines, a repair department, inventory, a training center and various support functions, including production scheduling, purchasing and quality assurance personnel. The Company believes that the manufacturing facility and its resources are capable of handling expected demand for the foreseeable future. The Company believes that there are adequate supplies of labor in the immediate area of the Westbrook facility.

      Most turret components have a relatively short lead time of approximately 30 days. However, there are a few long lead time items, specifically displays and buttons, that need up to 24 weeks order time. The Company purchases certain key product components that are made to order from single source suppliers. Materials are ordered in accordance with a production forecast that is derived by constantly monitoring sales activity. Furthermore, IPC has developed a "point-of-use" program whereby certain suppliers pre-position their inventory in IPC's warehouse and IPC does not take ownership until the components are needed. The Company believes that its relationships with its suppliers are good, and it has not experienced supply difficulties.

Competition

Turret Systems and LAN/WAN Infrastructure, Design, Installation and Maintenance

      The markets for turret systems and LAN/WAN infrastructure, design, installation and maintenance are highly competitive. Although some of the Company's competitors are substantially larger and have greater resources, the Company believes that its strong market position is the result of its consistent ability to produce high quality products, its established reputation for high quality service, strong relationships with customers and experienced management, sales and technical staffs.

      In the worldwide market for trading turrets, IPC's main competitors are V Band Corporation and British Telecommunications plc ("BT"). The Company also competes with Hitachi Ltd., Telaid Industries Inc., Etrali S.A., Telenorma GmbH (a division of Robert Bosch GmbH), LM Ericsson Ltd. and Siemens A.G. The Company believes it is able to compete effectively against these companies due to the high quality of its products and its reputation for providing outstanding customer service.

      Direct competitors to IPC in the I.T.S. business are numerous due to the highly fragmented nature of the data networking market. Although a number of companies compete for parts of what the Company includes in its customer solutions (for example, cable installation), management believes that its expertise and capability to support the full range of data network design and installation requirements of large national and international customers enable it to compete effectively in this market.

Telecommunications Services Competition

      The nature of the telecommunications services market is changing dramatically. These changes are creating opportunities for new market entrants. Three major interrelated trends are apparent:

      The first is a trend toward market liberalization and the introduction of facilities-based competition for both domestic and international telecommunications services. This trend is accelerating a shift from single national carriers, whether government or privately owned, to multiple carriers and more competitive markets.

      The second is a trend toward the emergence of competition in many foreign markets, allowing international carriers to transmit traffic without paying artificially high prices to monopoly carriers. This competition has reduced both the prices the Company can charge as well as its transmission costs for international traffic. The Company believes its focus on the specific needs of the financial trading community will help it mitigate the effect of declining prices, while the increasing competition among international carriers will continue to drive down the wholesale prices of long haul transport capacity.

      The third trend is the increasing participation among major international carriers in global alliances. The major telecommunications alliances are Concert (BT & MCI Communications Corporation), Global One (France Telecom, Deutsche Telekom AG and Sprint Corporation) and World Partners Association (a confederation of carriers including AT&T Corp.). Such alliances, which may be based on either equity or non-equity relations, are still new and not fully developed, either in terms of corporate form or market strategy. To date, revenues to the alliances from target markets, which include the global provision of enhanced services to multinational corporations, are small relative to traditional international voice traffic revenue. Nonetheless, such alliances are significant because they represent individual national carriers' attempts to meet the perceived desire of multinational corporate customers to obtain worldwide telecommunications services from a single provider.

      In addition to competing with the alliances, the Company also competes with many additional carriers which provide service in single or multiple markets, including Cable & Wireless plc , Worldcom, Inc., Kokusai Denshin Denwa Co. Ltd. (KDD), Swiss Telecom PTT and Hong Kong Telecom Ltd.

      The Company believes that it has certain competitive advantages over existing carriers and the developing alliances, including its network design and its strategic focus on the financial trading community. The participants in the alliances, as common carriers, have designed broad-based networks to provide service to the public at large. These networks utilize a variety of hardware and software, making it difficult to implement a uniform global system platform that provides the common set of features and performance characteristics demanded by the financial trading community. While the alliances are a response to customer demand for a single point of contact, by their nature the alliances have difficulty implementing projects and servicing customers across corporate and national borders. The IXnet Network is designed to meet the specific performance requirements of the financial trading community. This single market focus and the Company's ability to integrate its products and services allow the Company to provide comprehensive single source solutions for its customers which translates into a competitive advantage over global alliances and large common carriers.

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

      The existing international telecommunications service regulatory environment is very different than that which exists for United States domestic telecommunications services. For domestic services, the FCC and State Public Utility Commissions have direct jurisdiction, granted by statute, over all aspects of the service. With international traffic, however, the United States' regulatory structure is limited to the origination or termination of service in the United States. As a result, the United States and each foreign country share jurisdiction over policies and regulations controlling international telecommunications services between the two. Thus, the United States cannot unilaterally implement a regulatory policy for international telecommunications, thereby limiting the impact a domestic statute, such as the Telecommunications Reform Act of 1996 ("the Communications Act") can have in developing a new structure for international telecommunications.

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

      IXnet currently holds an FCC authorization to resell private lines that are not interconnected to the public switched telephone network for communication services between the United States and numerous international points. IXnet also holds an FCC authorization to resell private lines interconnected to the public switched telephone network for communication services between the United States and the United Kingdom, Canada, Sweden, New Zealand and Australia. IXnet has received a reciprocal authorization from the United Kingdom to resell private lines interconnected to the public switched network between the United States and the United Kingdom.

      State regulatory commissions exercise jurisdiction over intrastate services. Intrastate services are communications that originate and terminate in the same state. IXnet holds a certificate of public convenience and necessity to resell forms of telephone service within New York state and in nine other states. IXnet is able to provide service in Michigan and Washington, D.C. without authorization from those jurisdictions. IXnet has and application pending in Georgia for authorization to provide service in that state and is preparing to file for similar authorization in at least one other state. As the regulatory regimes change in the United States and elsewhere, the authorizations held by the Company also may need to be adjusted.

International Regulatory Considerations

      Significant liberalization of telecommunications regulation in a number of countries has provided IXnet with greater flexibility to obtain authorizations to provide service. The specific licensing approach or regulation of IXnet services has differed from country to country depending on the status of deregulation and the development of competition in each country.

      United Kingdom. The United Kingdom generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. Individual licenses (with standard conditions) are required for the provision of facilities-based services and for the resale of leased lines. An IXnet subsidiary holds both an International Facilities Based Telecommunications License ("IFBTL") and an International Simple Resale ("ISR") license in the United Kingdom. The IFBTL entitles IXnet to acquire indefeasible rights of use on international satellites and submarine cable systems, to resell international private lines, as well as interconnect with, and lease capacity at, wholesale rates from British Telecom and Mercury. The ISR license allows IXnet to resell international private lines, as well as interconnect with, and capacity at wholesale rates from British Telecom and Mercury Communications, Ltd.

      Other European Union Countries. Prior to January 1, 1998, a majority of the European Union ("EU") countries has maintained the position that all or most telecommunications services are under the exclusive jurisdiction of state-sanctioned monopolies. Under that regulatory regime, provision of many competitive telecommunications services was strictly limited to particular services or banned to preserve the privileged position of the state-sanctioned monopoly. The EU has required that member states liberalize their telecommunications regulations, effective January 1, 1998, to permit the introduction of competition in all sectors of the telecommunications market. These regulatory reforms are in the early stages of implementation. Nonetheless, IXnet has already initiated service prior to these reforms. In some cases, IXnet was able to take advantage of a special status granted to so-called "closed user groups" ("CUGs"). CUGs are communities of interest that are common among a company and its subsidiaries or group of companies. The EU definition of CUGs looks to see if the link between the members of the group is a "common business activity." IXnet and its subsidiaries fit this definition of CUGs in several countries. In addition, in several EU countries, IXnet structured its service offerings to not require interconnection to the local public switched telephone network. Based on CUG status and/or lack of interconnections to the public switched network in these countries, IXnet subsidiaries are able to operate in France, Germany and The Netherlands without the need for licenses in these countries. In these cases, the IXnet companies provide private line and virtual private network voice services and a full range of data services.

      IXnet has an application pending in Belgium to provide voice and data service based on IXnet's status as a CUG.

      Switzerland. Although Switzerland is not part of the EU, it has followed the EU's market liberalization approach. Even prior to the January 1, 1998 opening of the Swiss telecommunications market, IXnet, through its subsidiaries, has been able to provide private line and virtual private network voice services and a full range of data services in Switzerland due to its status as a CUG and its lack of interconnections to the Swiss public switched telephone network.

      Japan. On January 27, 1997, the Japanese Ministry of Post & Telephone granted IXnet's Japanese subsidiary a Special Type II telecommunications carrier license. This license allows IXnet to provide virtual private network and private line voice services, data transmission services, image transmission services, packet switched data transmission and managed digital network services.

      Hong Kong. On June 10, 1997, an IXnet subsidiary received from the Hong Kong Government Office of the Telecommunications Authority a Public Non-Exclusive Telecommunications Service ("PNETS") license for the provision of Virtual Private Network Services. This license allows IXnet to provide virtual private network services for customers for the purpose of carrying out telecommunications between companies involved in the financial services industry.

      Singapore. On October 21, 1997, the Telecommunications Authority of Singapore granted IXnet's Singapore subsidiary a license to operate a network in Singapore for a closed user group of entities actively involved in the financial services industry for the provision of data services including bandwidth on demand, frame relay, ATM and multi-protocol transport services. IXnet is preparing to seek authority to provide virtual private network voice services in 1998.

      Latin America. IXnet, through a subsidiary, is in the process of filing a final application to provide certain limited service in Brazil, including virtual private network services. IXnet is preparing to seek authority in Mexico to provide similar services.

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

Intellectual Property

      The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company currently has 16 United States patents, including design patents, and 4 more pending United States patent applications for its technologies. The Company also relies on unpatented know-how and trade secrets and employs various methods, including confidentiality agreements with employees and consultants, to protect its trade secrets and know-how. The Company also may desire to develop, produce and market commercially viable new products, such as personal communications systems, that may require new or renewed licenses from others.

Employees

      As of September 30, 1997, the Company had 677 full-time, non-union employees worldwide, including 545 in the United States, 131 in the United Kingdom and 1 in Hong Kong. Of these, 80 were engaged in marketing and sales, 123 in research, development and product engineering, 216 in branch operations, finance and corporate administration, 116 in manufacturing and 142 in operations.

      An additional 399 United States workers are represented by collective bargaining units at September 30, 1997, including 350 within the New York metropolitan area provided under labor pooling agreements between the Company and two of its affiliates. Contracts with unions are negotiated every three years. Current agreements expiring through June 11, 1998 provide benefits, wage rates, wage increases and grievance and termination procedures. The Company has never experienced a work stoppage. Management believes that current relations with labor are good and that existing union contracts will be renewed.

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

ITEM 2.     PROPERTIES

      During 1997, the Company purchased its sole manufacturing facility in Westbrook, Connecticut and related land for approximately $2.5 million. Additionally, the Company leases its executive offices and network switching facilities in New York City and London, its research and development facility in Stamford, Connecticut and its branch offices and sales offices in the United States, Canada, Hong Kong and the United Kingdom. The Company believes that its current facilities are adequate for its near-term requirements and does not anticipate the need for significant expansion in the foreseeable future, although it is currently in the process of procuring replacement space for its research and development facility as the lease on currently occupied space in Stamford, Connecticut expires May 31, 1998.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings except for claims and lawsuits arising in the normal course of business. The Company does not believe that these claims or lawsuits will have a material adverse effect on the Company's financial condition or results of operations. See Note 9 to "Notes to the Consolidated Financial Statements."

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



                                  For the year ended September 30,
                       -------------------------------------------------------
                               1997                              1996
                       --------------------              ---------------------
                        High          Low                 High           Low
                       ------        ------              ------        -------

First Quarter          22            14                  19 1/4        13 1/2
Second Quarter         16 3/4         8 7/8              26 1/4        16 1/2
Third Quarter          19 1/8         9                  25            17 1/16
Fourth Quarter         21 3/4        15 3/4              21            13 1/2


As of November 30, 1997 there were 109 holders of record of the Company's stock. Additional shares of the Company's stock are held in street name by more than 1,600 additional beneficial owners.

To date, the Company has not paid any cash dividends to its stockholders. Any future payment of cash dividends will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors. The Company does not intend to pay cash dividends in the foreseeable future but intends to retain its earnings for use in its business.

ITEM 6.     SELECTED FINANCIAL DATA (unaudited)
            (Dollar amounts in thousands, except per share amounts)

                                                                                 For the year ended September 30,
                                                             -----------------------------------------------------------------------
                                                               1997           1996           1995           1994              1993
                                                             --------       --------       --------       --------          --------
Statement of Operations:

    Revenues                                                 $270,323       $249,508       $206,254       $163,671          $112,714
    Gross profit                                               80,214         76,818         63,173         48,043            31,152
    Net Income                                                  3,834         12,129         13,267         16,549(1)          1,753
    Earnings per share                                           0.36           1.15           1.26             --                --
    Weighted average shares outstanding                        10,664         10,590         10,506             --                --
    Pro forma earnings per share                                   --             --             --           1.11(2)             --
    Pro forma weighted average shares                              --             --             --          8,535(2)             --
    Supplemental pro forma earnings per share                      --             --             --           0.88(3)             --


                                                                                        September 30,
                                                             -----------------------------------------------------------------------
Balance Sheet Data:                                            1997           1996           1995           1994              1993
                                                             --------       --------       --------       --------          --------
Working capital                                              $ 46,933       $ 50,807       $ 46,851       $ 27,661          $ 16,696
Total Assets                                                  158,362        141,877        128,036        110,702            70,120
Note payable                                                    3,200         13,900             --          1,411             1,411
Long-term debt                                                  2,133             --             --         10,663            12,916
Long-term lease obligations                                    10,336          3,429             --             --                --
Stockholders' equity                                           76,910         71,715         58,504         21,122             7,328

(1) Net income includes the cumulative effect of the Company's termination of its S corporation status which resulted in a tax benefit of $3,295.

(2) Pro forma earnings per share was computed by dividing pro forma net income (income before provision for income taxes less pro forma provision for income taxes) by pro forma weighted average number of shares outstanding. The pro forma provision for income taxes assumes that IPC-US was subject to corporate federal income taxes for the year and excludes the tax benefit associated with the termination of the Company's S corporation status (See
     (1) above). Pro forma weighted average number of shares outstanding is the historical weighted average number of shares outstanding during the past year adjusted to give effect to the number of shares whose proceeds were necessary to pay the remaining S corporation distribution to pre-Offering stockholders.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS (unaudited)

The following tables set forth certain statements of operations data and its percentage to total revenues for the periods indicated:

                                                                                           For the year ended September 30,
                                                                                 ------------------------------------------------
(Dollar amounts in thousands)                                                      1997                1996                1995
------------------------------------------------------------------------------   --------            --------            --------
Revenue:
  Turret sales and installation ...............................................  $122,493            $111,471            $100,851
  Turret service ..............................................................    55,146              55,484              50,057
  Information Transport Systems sales, installation and service ...............    74,746              78,842              55,346
  Network services ............................................................    17,938               3,711                  --
                                                                                 --------            --------            --------
     Total revenue ............................................................   270,323             249,508             206,254
  Cost of revenue .............................................................   190,109             172,690             143,081
                                                                                 --------            --------            --------
        Gross profit ..........................................................    80,214              76,818              63,173
  Research and development expenses ...........................................     9,976              11,467              10,108
  Selling, general and administrative expenses ................................    60,697              45,143              31,038
                                                                                 --------            --------            --------
        Income from operations ................................................     9,541              20,208              22,027
  Interest income/(expense), net ..............................................    (1,844)               (678)                233
  Other income/(expense), net .................................................       417                 591                 226
                                                                                 --------            --------            --------
     Income before provision for income taxes .................................     8,114              20,121              22,486
  Provision for income taxes ..................................................     4,280               7,992               9,219
                                                                                 --------            --------            --------
         Net income ...........................................................  $  3,834            $ 12,129            $ 13,267
                                                                                 ========            ========            ========

Revenue:
  Turret sales and installation ...............................................      45.3%               44.7%               48.9%
  Turret service ..............................................................      20.4                22.2                24.3
  Information Transport Systems sales, installation and service ...............      27.7                31.6                26.8
  Network services ............................................................       6.6                 1.5                  --
                                                                                 --------            --------            --------
     Total revenue ............................................................     100.0               100.0               100.0
  Cost of revenue .............................................................      70.3                69.2                69.4
                                                                                 --------            --------            --------
        Gross profit ..........................................................      29.7                30.8                30.6
  Research and development expenses ...........................................       3.7                 4.6                 4.9
  Selling, general and administrative expenses ................................      22.5                18.1                15.0
                                                                                 --------            --------            --------
        Income from operations ................................................       3.5                 8.1                10.7
  Interest income/(expense), net ..............................................      (0.7)               (0.2)                0.1
  Other income/(expense), net .................................................       0.2                 0.2                 0.1
                                                                                 --------            --------            --------
     Income before provision for income taxes .................................       3.0                 8.1                10.9
  Provision for income taxes ..................................................       1.6                 3.2                 4.5
                                                                                 --------            --------            --------
        Net income ............................................................       1.4%                4.9%                6.4%
                                                                                 ========            ========            ========

Overview

      IPC Information Systems, Inc. (together with its subsidiaries, the "Company" or "IPC") is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services trading room voice communication systems ("turret systems") and installs and services the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial trading community. In addition, through its subsidiary, International Exchange Networks, Ltd. ("IXnet"), the Company operates an international voice and data network, providing a variety of dedicated private line, managed data and switched services, which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community.

      The Company's operations include: turret systems, I.T.S. and network services (IXnet). The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as "turret sales and installation." The Company accounts for revenues from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "turret service." The Company accounts for revenues from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers, from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "I.T.S. sales, installation and service." Additionally, the Company accounts for revenues derived from the IXnet Network as "network services."

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

      Cost or revenue for turret systems and I.T.S. includes material and labor associated with the installation of a project or service. Cost of revenue for network services includes charges from carriers for bandwidth associated with network services revenue.

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

Comparison of the year ended September 30, 1997 to the year ended September 30, 1996

      Revenue. Total revenue increased by $20.8 million or 8.3% to $270.3 million in the year ended September 30, 1997 from $249.5 million in the year ended September 30, 1996.

      Turret installation and related service revenues increased by $10.7 million, or 6.4%, to $177.6 million in the year ended September 30, 1997 from $167.0 million in the year ended September 30, 1996. Turret revenue growth for the year ended September 30, 1997 is from higher third party products sold in conjunction with the Tradenet MX product.

      Revenue from I.T.S. sales and related service decreased by $4.1 million, or 5.2% to $74.8 million in the year ended September 30, 1997 from $78.8 in the year ended September 30, 1996. Although the number of new installations in 1997 were comparable to 1996, the decrease in revenue from new installations related to lower revenue from the two largest installations during 1997 as compared with 1996. This decrease was partially offset by higher service related revenue in 1997 as compared to 1996.

      Revenue from network services increased by $14.2 million, or 383.4% to $17.9 million in the year ended September 30, 1997 from $3.7 million in the year ended September 30, 1996. The increase is from the continued buildup of IXnet'S international telecommunication network during 1997. Annualized revenue for the month of September 1997 was $24.8 million, an increase in excess of 148% as compared with September 1996.

      Cost of Revenue. Cost of revenue (as a percentage of revenue) of 70.3% in the year ended September 30, 1997 increased slightly as compared to 69.2% in the year ended September 30, 1996. The increase is attributable to higher third party product revenue associated with turret installations in 1997, which typically has a higher cost of revenue than the Company's manufactured products and higher project costs for I.T.S. revenue. Network service cost (as a percentage of revenue) decreased in fiscal 1997 as compared with fiscal 1996 due to higher utilization of the IXnet Network in fiscal 1997.

      Research and Development Expenses. Research and development expenses decreased by $1.5 million, or 13.0%, to $10.0 million in the year ended September 30, 1997 from $11.5 million in the year ended September 30, 1996. The decrease is from the consolidation of research and development organizations and the termination of development work on an Asynchronous Transfer Mode (ATM) project. Also, spending during the year ended September 30, 1997 has a higher mix of software development as opposed to hardware applications. The Company intends to focus on the integration of the Tradenet MX turret with IXnet's network capabilities as well as the enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.6 million, or 34.5%, to $60.7 million in the year ended September 30, 1997 from $45.1 million in the year ended September 30, 1996. Approximately, $11.3 million of the increase (of which $2.2 million is depreciation) is due to infrastructure costs associated with the expansion of IXnet's international telecommunications network, people resources and other expenses required to build, manage and grow this global business. The Company intends to continue to invest in the buildup of IXnet's network. As the Company deploys its network, management anticipates that selling, general and administrative expenses will increase. These expenses may be incurred prior to the realization of revenues. Additionally, included in selling, general and administrative expenses for the year ended September 30, 1997 is $0.65 million or $0.04 per share representing the settlement of a employment agreement with the former Chief Operating Officer.

      Interest Income/(Expense). Interest (expense), net increased by $1.2 million to $1.9 million for the year ended September 30, 1997 from $0.7 million for the year ended September 30, 1996. The increase is due to higher utilization of the Company's credit facilities and capital lease obligations used primarily to finance capital expenditures for IXnet during 1997.

      Provision for Income Taxes. The Company's effective tax rate was 52.8% for the year ended September 30, 1997 compared to 39.7% for the year ended September 30, 1996. The increase is primarily due to IXnet's losses during 1997 for which the Company is not able to receive certain state statutory tax benefits.

Comparison of the year ended September 30, 1996 to the year ended September 30, 1995

      Revenue. Total revenues increased by $43.3 million or 21.0%, to $249.5 million in the year ended September 30, 1996 from $206.2 million in the year ended September 30, 1995.

      Turret installation and related service revenue increased by $16.1 million, or 10.6%, to $167.0 million in the year ended September 30, 1996 from $150.9 million in the year ended September 30, 1995. This increase is primarily attributable to the increased acceptance of Tradenet MX. Management expects that sales of Tradenet MX will continue to generate the majority of turret sales and installation revenue for the foreseeable future.

      Revenue from I.T.S. sales and related service increased by $23.5 million, or 42.5% to $78.8 million in the year ended September 30, 1996 from $55.3 million in the year ended September 30, 1995. These increases were attributable to the continuing development and expansion of the I.T.S. business.

      Revenue from network services of $3.7 million for the year ended September 30, 1996 resulted from IXnet's implementation of its international telecommunication network during 1996, achieving recurring monthly revenues at an annualized rate exceeding $10 million at fiscal year end.

      Cost of Revenue. Cost of revenue (as a percentage of revenue) decreased to 69.2% for the year ended September 30, 1996 from 69.4% for the year ended September 30, 1995. This decrease is due to continued installation efficiencies and manufacturing cost reductions.

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

      Interest Income /(Expense). Interest income/(expense) decreased to $0.7 million in expense for the year ended September 30, 1996 from $0.2 million in income for the year ended September 30, 1995. This decrease was primarily due to the Company's' utilization of its line of credit during fiscal 1996. Total interest expense for the fiscal year ended 1996 was $1.1 million compared to $0.4 million in the fiscal year ended 1995.

      Provision for Income Taxes. The Company's effective tax rate for the years ended September 30, 1996 and 1995 was 39.7% and 41.0 %, respectively.

Liquidity and Capital Resources

      Net cash provided by operations was $24.1 million for the year ended September 30, 1997 which resulted primarily from a reduction in working capital and an increase in depreciation and amortization expense. The depreciation and amortization expense increase is largely the result of increased capital expenditures of which $10.8 million was financed with capital lease obligations related principally to IXnet.

      Net cash used in operations was $14.7 million for the year ended September 30, 1996 which resulted primarily from changes in accounts receivable and customer advances and deferred revenue offset, in part, by changes in depreciation and amortization and net income. Accounts receivable increased during the period due to higher business volumes and the timing of customer billings. The decrease in customer advances and deferred revenue was due to jobs in progress at September 30, 1996 being at an earlier stage of completion when compared to 1995.

      Net cash provided by operations was $7.3 million for the year ended September 30, 1995. Net cash provided by operations resulted from operating profits and inventory decreases from production efficiencies, offset by increases in trade receivables primarily from higher sales levels.

      Cash used in investing activities was $14.5 million, $12.7 million and $8.5 million for the years ended September 30, 1997, 1996 and 1995, respectively. Cash used in investing activities resulted from acquisition payments for IPC Bridge and expenditures for property, plant and equipment, composed of IXnet network costs, machinery and equipment and leasehold improvements. The use of cash in 1996 was offset in part by proceeds from the sale of a short-term investment.

      In April 1996, the Company signed a promissory note with a bank increasing the Company's short-term credit facility from $15.0 million to $25.0 million. In July 1997, the Company increased its short-term credit facility by $10.0 million to $35.0 million by entering into a unsecured line of credit with an additional bank. At September 30, 1997 and 1996, there was $3.2 million and $13.9 million, respectively, of the short-term credit facility outstanding. The weighted average interest rate on borrowings for the years ended September 30, 1997 and 1996 was 6.46% and 6.31%, respectively.

      In April 1997, the Company purchased its sole manufacturing facility and related land in Westbrook, Connecticut for approximately $2.5 million using the Company's short-term credit facility. In July 1997, this purchase was refinanced through a mortgage agreement with a bank for $2.2 million. The term of the mortgage is for eight years with a twenty-year payout bearing interest at LIBOR plus 125 basis points. The Company entered into an interest rate swap agreement with its bank in order to fix the interest rate over the eight year term at an effective interest rate of 7.85%.

      In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment totaling approximately $9.7 million and $4.6 million during the years ended September 30, 1997 and 1996, respectively.

      The Company believes that cash flows from operations and existing credit facilities would be sufficient to meet its working capital and capital expenditure needs for the near future. The Company does not rule out seeking additional debt or equity for other corporate purposes. (See "Subsequent Event")

Subsequent Event

      On December 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and Arizona Acquisition Corp., a Delaware corporation ("AAC") pursuant to which AAC will be merged with and into the Company, with the Company being the surviving corporation (the "Merger"). AAC is a subsidiary owned by Cable Systems Holding, LLC, a Delaware limited liability company ("CSH LLC") and its subsidiaries, including Cable Systems International, Inc., a Delaware corporation ("CSI"). CSH LLC is a Delaware limited liability company, a majority of whose membership interests are owned by Citicorp Venture Capital, Ltd., a New York corporation ("CVC"), officers and employees thereof, and members of management of CSH LLC and CSI.

      The Merger will be accounted for as a leveraged recapitalization. The Merger Agreement is subject to regulatory review and approval by stockholders representing a majority of outstanding shares at a meeting of stockholders to be held during, or shortly after, the second fiscal quarter ending March 31, 1998. In accordance therewith, stockholders may elect to retain shares in the surviving company (subject to a maximum aggregate share retention of 46% of outstanding shares as of an election date to be determined) or to receive $21.00 cash for each outstanding share. Not more than 90% of outstanding shares may receive cash consideration and the maximum total cash consideration to stockholders, assuming no change to shares outstanding as of the December 18, 1997, will be $202,516.

      At the Merger, in accordance with certain commitments to the Company and assuming the maximum stock for cash election, ACC will be capitalized with $72,000 (the "Equity Financing Commitments"), to be funded by CVC (together with affiliates) to purchase securities of CSH LLC and then invested by CSH LLC into AAC. The Company will also raise $157,000 through the issuance of senior debt securities and up to $75,000 through a revolving credit facility. Morgan Stanley & Co. Incorporated and Morgan Stanley Senior Funding, Inc. have committed to CVC and AAC to provide the senior debt securities and revolving credit facilities, respectively, subject to certain terms and conditions (collectively, the "Debt Financing Commitments"). The Debt Financing Commitments will be assigned to the Company which will borrow these funds to consummate this transaction. The proceeds of the Debt Financing Commitments and the Equity Financing Commitment will be used in part to pay stockholders who elect to receive cash and will also provide working capital for the Company after the Merger.

      In connection with the execution of the Merger Agreement, AAC entered into a Stockholders Agreement with Richard P. Kleinknecht, Peter J. Kleinknecht, Russell G. Kleinknecht and certain family members and trusts controlled by said persons, pursuant to which these individuals and trusts, subject to certain conditions, have agreed to vote all of the 6,952,768 shares of Company common stock owned or controlled by them in favor of the transaction and against certain actions which can reasonably be expected to impede or adversely affect the Merger. The 6,952,768 shares represent approximately 64.9% of the 10,715,119 shares of Company common stock outstanding on December 18, 1997.

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

--------------------------------------------------------------------------------
      This Report on Form 10-K contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, changes in customer purchasing policies and practices, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets.
--------------------------------------------------------------------------------

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Financial Statements and Financial Statement Schedule.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements                                         Page(s)

            Report of Independent Accountants                               32

            Consolidated Balance Sheets as of September 30,                 33
            1997 and 1996


            Consolidated Statements of Operations for the                   34
            Years Ended September 30, 1997, 1996 and 1995

            Consolidated Statements of Cash Flows                           35
            for the Years Ended September 30, 1997, 1996 and 1995

            Consolidated Statements of Stockholders' Equity for the         36
            Years Ended September 30, 1997, 1996 and 1995

            Notes to Consolidated Financial Statements                   37-51

     (a)(2) Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts                 52

     Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     (a)(3) Exhibits

Exhibit No.       Exhibit Title

     2.1***       Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Registrant and Arizona Acquisition Corp.
     2.2***       Stockholders Agreement, dated as of December 18, 1997, by and among Arizona Acquisition Corp., Richard P. Kleinknecht, Peter
                  J. Kleinknecht, Russell G. Kleinknecht and other signatories thereto.
     3.1*         Restated Certificate of Incorporation.
     3.2*         Amended and Restated Bylaws of Registrant.
     4.1*         Specimen Common Stock of the Registrant.
    10.2*         Employment Agreement, dated May 9, 1994, between the
                  Registrant and Richard P. Kleinknecht.
    10.2.1**      Letter Agreement, dated October 17, 1995, amending the
                  Employment Agreement between the Registrant and Richard P.
                  Kleinknecht.
    10.2.2***     Amended and Restated Employment Agreement, dated as of
                  December 18, 1997, between the Registrant and Richard P.
                  Kleinknecht.
    10.3*         Employment Agreement, dated May 9, 1994, between the
                  Registrant and Peter J. Kleinknecht.
    10.3.1**      Letter Agreement, dated October 17, 1995, amending the
                  Employment Agreement between the Registrant and Peter J.
                  Kleinknecht.
    10.3.2***     Amended and Restated Employment Agreement, dated as of
                  December 18, 1997, between the Registrant and Peter J.
                  Kleinknecht.
    10.4*         Employment Agreement, dated August 29, 1994, between the
                  Registrant and Jeffrey M. Gill.
    10.4.1**      Letter Agreement, dated October 17, 1995, amending the
                  Employment Agreement between the Registrant and Jeffrey M.
                  Gill.
    10.8*         Labor Pool Agreement between the Registrant and KEC-NY.
    10.8.1***     Amended and Restated Labor Pool Agreement, dated as of
                  December 18, 1997, by and between the Registrant and KEC-NY.
    10.9*         Labor Pool Agreement between the Registrant and KEC-NJ.
    10.9.1***     Amended and Restated Labor Pool Agreement, dated as of
                  December 18, 1997, by and between the Registrant and KEC-NJ.
    10.10*        Corporate Opportunity Agreement among the Registrant, KEC-NY and KEC-NJ.
    10.10.1***    Amended and Restated Corporate Opportunity Agreement, dated as of December 18, 1997, by and among the Registrant, KEC-NY and KEC-NJ.

    10.13*        Registration Rights Agreement between the Registrant and
                  Richard P. Kleinknecht and Peter J. Kleinknecht.
    10.14**       Employment Agreement, dated as of October 17, 1995, between the Registrant and Steven Terrell Clontz.
    10.14.1       First Amendment to Employment Agreement, dated as of August 1,
                  1997, between the Registrant and Steven Terrell Clontz.
    10.15***      Investors Agreement, dated as of December 18, 1997, by and among the Registrant, Cable Systems Holding LLC, Richard P.
                  Kleinknecht, David Walsh and Anthony Servidio.
    10.16***      Share Exchange and Termination Agreement, dated as of December
                  18, 1997, by and among the Registrant, International Exchange
                  Networks, Ltd., David Walsh and Anthony Servidio.
    10.17***      Amended and Restated Employment Agreement, dated as of
                  December 18,1997, by and between International Exchange
                  Networks, Ltd. and David Walsh.
    10.18***      Amended and Restated Employment Agreement, dated as of
                  December 18,1997, by and between International Exchange
                  Networks, Ltd. and Anthony Servidio.
    10.19         Employment Agreement, dated as of April 20, 1995, by and
                  between IPC Bridge, Inc., a wholly-owned subsidiary of the
                  Registrant and Gerald E. Starr.
    10.19.1       First Amendment to Employment Agreement between IPC Bridge,
                  Inc. and Gerald E. Starr, dated as of May 21, 1996.
    10.19.2       Second Amendment to Employment Agreement between IPC Bridge,
                  Inc. and Gerald E. Starr, dated as of August 1, 1997.
    10.20         Employment Agreement, dated as of October 1, 1997, by and
                  between the Registrant and Russell G. Kleinknecht.
    10.20.1       Letter Loan Agreement, dated as of October 1, 1997, by and between the Registrant and Russell G. Kleinknecht.
    21.3          Subsidiaries of the Registrant.
    23            Consent of Coopers and Lybrand, L.L.P.
    27            Financial Data Schedule (for SEC use).
    99***         Press Release issued on December 19, 1997.

----------

  * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-78754) or Amendment No. 1, Amendment No. 2, or Amendment No. 3 to the Registration Statement, and incorporated herein by reference.

 ** Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed
    November 30, 1995, and incorporated herein by reference.

*** Previously filed as an exhibit to the Registrant's Report on form 8-K, filed
    December 24, 1997, and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IPC INFORMATION SYSTEMS, INC.



Date: January 13, 1998                         By: /s/ Terry Clontz
                                                   ----------------
                                                   Terry Clontz
                                                   President and Chief
                                                   Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                     Title                         Date
          ---------                     -----                         ----

  /s/ RICHARD P. KLEINKNECHT    Chairman                        January 13, 1998
------------------------------                                  ----------------
    Richard P. Kleinknecht

   /s/ PETER J. KLEINKNECHT     Vice Chairman                   January 13, 1998
------------------------------                                  ----------------
     Peter J. Kleinknecht

       /s/ TERRY CLONTZ         Chief Executive Officer,        January 13, 1998
------------------------------  President and Director          ----------------
         Terry Clontz           (Principal Executive Officer)


      /s/ BRIAN L. REACH        Chief Financial Officer         January 13, 1998
------------------------------  (Principal Financial Officer)   ----------------
        Brian L. Reach          (Principal Accounting Officer)


    /s/ ROBERT J. MCINERNEY     Director                        January 13, 1998
------------------------------                                  ----------------
       Robert J. McInerney

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders
of IPC Information Systems, Inc.:



         We have audited the consolidated financial statements and the financial statement schedule of IPC Information Systems, Inc. listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPC Information Systems, Inc. as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.


New York, New York
December 4, 1997, except for Note 13,
for which the date is December 19, 1997

                          IPC INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except per share amounts)

                                                                                           September 30,
                                                                                      ----------------------
                                                                                        1997          1996
                                                                                      --------      --------
                                     ASSETS:
Current assets:
  Cash and cash equivalents ....................................................      $  1,465      $  2,306
  Trade receivables, less allowance of $1,515 in 1997 and $1,521 in 1996 .......        61,791        66,468
  Inventories ..................................................................        33,557        36,367
  Prepaid expenses and other current assets ....................................        13,426         8,204
                                                                                      --------      --------
             Total current assets ..............................................       110,239       113,345

Property, plant and equipment, net .............................................        38,314        21,867
Other assets, net ..............................................................         9,809         6,665
                                                                                      --------      --------
             Total assets ......................................................      $158,362      $141,877
                                                                                      ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Note payable .................................................................      $  3,200      $ 13,900
  Accounts payable .............................................................        18,042        14,369
  Accrued liabilities ..........................................................        21,395        13,883
  Customer advances and deferred revenue .......................................        17,682        19,446
  Current portion of capital leases ............................................         2,987           940
                                                                                      --------      --------
             Total current liabilities .........................................        63,306        62,538


Long-term debt, net of current portion .........................................         2,133            --
Lease obligations, net of current portion ......................................        10,336         3,429
Other liabilities ..............................................................         5,677         4,195
                                                                                      --------      --------
             Total liabilities .................................................        81,452        70,162
                                                                                      --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 par value, authorized 25,000,000 shares;
     issued 10,932,675 and 10,860,000 shares; outstanding 10,690,490 and
     10,617,815 at September 30, 1997 and 1996, respectively ...................           109           109
  Paid-in capital ..............................................................        47,922        46,831
  Retained earnings ............................................................        29,597        25,493
     Less treasury stock, at cost, 242,185 shares ..............................          (718)         (718)
                                                                                      --------      --------
             Total stockholders' equity ........................................        76,910        71,715
                                                                                      --------      --------
             Total liabilities and stockholders' equity ........................      $158,362      $141,877
                                                                                      ========      ========


                          See Notes to Consolidated Financial Statements.

                      IPC INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share amount)

                                                                     For the year ended September 30,
                                                                 ----------------------------------------
                                                                   1997            1996            1995
                                                                 --------        --------        --------
Revenue:
   Product sales and installation .........................      $179,978        $178,513        $139,947
   Service ................................................        90,345          70,995          66,307
                                                                 --------        --------        --------
                                                                  270,323         249,508         206,254
Cost of revenue:
   Product sales and installation .........................       127,212         122,897          95,174
   Service ................................................        62,897          49,793          47,907
                                                                 --------        --------        --------
                                                                  190,109         172,690         143,081
                                                                 --------        --------        --------
             Gross profit .................................        80,214          76,818          63,173

Research and development expenses .........................         9,976          11,467          10,108
Selling, general and administrative expenses ..............        60,697          45,143          31,038
                                                                 --------        --------        --------
             Income from operations .......................         9,541          20,208          22,027

Interest income/(expense), net ............................        (1,844)           (678)            233
Other income/(expense), net ...............................           417             591             226
                                                                 --------        --------        --------
             Income before provision for income taxes .....         8,114          20,121          22,486
Provision for income taxes ................................         4,280           7,992           9,219
                                                                 --------        --------        --------
             Net income ...................................      $  3,834        $ 12,129        $ 13,267
                                                                 ========        ========        ========

Earnings per share ........................................      $   0.36        $   1.15        $   1.26
                                                                 --------        --------        --------

Weighted average shares outstanding .......................        10,664          10,590          10,506
                                                                 --------        --------        --------


                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                 For the year ended September 30,
                                                                             --------------------------------------
                                                                               1997            1996             1995
                                                                             --------       --------       --------
Cash flows from operating activities:
    Net income ............................................................  $  3,834       $ 12,129       $ 13,267
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization ......................................     7,653          4,351          2,058
       Other amortization .................................................     1,090          2,037          1,782
       Provision for doubtful accounts ....................................       338            240            861
       Deferred income taxes ..............................................        83            674         (1,084)
    Changes in operating assets and liabilities:
       Trade receivables ..................................................     4,909        (16,385)       (11,804)
       Inventories ........................................................     3,240         (1,678)        15,440
       Prepaid expenses and other current assets ..........................    (2,926)        (1,208)        (1,606)
       Other assets .......................................................       (45)           130           (342)
       Accounts payable ...................................................     1,330            (30)          (717)
       Accrued liabilities and other liabilities ..........................     6,628         (4,691)          (630)
       Customer advances and deferred revenue .............................    (1,988)       (10,306)        (9,882)
                                                                             --------       --------       --------
                 Net cash provided by (used in) operating activities ......    24,146        (14,737)         7,343
Cash flows from investing activities:
       Capital expenditures ...............................................   (12,974)       (11,747)        (6,499)
       Purchase of short-term investment ..................................        --             --         (2,007)
       Proceeds from sale of short-term investment ........................        --          2,007             --
       Contingent acquisition payments to Bridge Electronics, Inc .........    (1,500)        (2,997)            --
                                                                             --------       --------       --------
                 Net cash (used in) investing activities ..................   (14,474)       (12,737)        (8,506)
Cash flows from financing activities:
       Net repayment of note payable ......................................   (10,700)            --             --
       Net proceeds from note payable .....................................        --         13,900             --
       Principal payments on capital leases ...............................    (1,822)          (221)            --
       Proceeds from long-term debt .......................................     2,182             --             --
       Repayment of long-term debt ........................................        (4)            --        (10,663)
       Repayment of notes payable to affiliates ...........................        --             --         (1,411)
       Proceeds from the exercise of stock options ........................       301            106             --
       Proceeds from the sale of common stock .............................        --             --         45,337
       Purchase of treasury stock .........................................        --             --           (396)
       S corporation distribution .........................................        --             --        (18,530)
                                                                             --------       --------       --------
                 Net cash (used in) provided by financing activities ......   (10,043)        13,785         14,337
Effect of exchange rate changes on cash ...................................      (470)           209             (4)
                                                                             --------       --------       --------
Net (decrease) increase in cash ...........................................      (841)       (13,480)        13,170
Cash and cash equivalents, beginning of period ............................     2,306         15,786          2,616
                                                                             --------       --------       --------
Cash and cash equivalents, end of period ..................................  $  1,465       $  2,306       $ 15,786
                                                                             ========       ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for-
       Income taxes .......................................................  $  4,100       $  6,863       $  9,876
       Interest ...........................................................  $  1,040       $    756       $     18
    Non-cash investing and financing activities-
       Capital lease obligations entered into during the year .............  $ 10,776       $  4,369             --
       Additional amount payable in connection with the aquisition of
          Bridge Electronics, Inc .........................................  $  3,500             --             --
       Issuance of stock for the acquisition of Bridge Electronics, Inc ...        --       $    700             --


                 See Notes to Consolidated Financial Statements.

                               IPC INFORMATION SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                                                  Paid-                                  Total
                                                                       Common      in         Retained     Treasury    stockholders'
                                                                        stock    capital      earnings       stock       equity
                                                                       ------    --------     --------     --------    ---------
Beginning balance, October 1, 1994 ..............................      $ 75      $  8,986     $ 12,383       ($322)    $ 21,122
   Translation adjustment .......................................        --            --          (34)         --          (34)
   Net income ...................................................        --            --       13,267          --       13,267
   Net proceeds from initial public offering ....................        32        42,219           --          --       42,251
   Issuance of common stock under employment contract ...........        --           824           --          --          824
   Purchase of treasury stock ...................................        --            --           --        (396)        (396)
   S corporation distribution ...................................        --        (6,176)     (12,354)         --      (18,530)
                                                                       ----      --------     --------       -----     --------
Consolidated balance, September 30, 1995 ........................       107        45,853       13,262        (718)      58,504
   Translation adjustment .......................................        --            --          102          --          102
   Net income ...................................................        --            --       12,129          --       12,129
   Issuance of common stock in acquisition ......................         1           699           --          --          700
   Issuance of common stock under stock purchase plan ...........         1           171           --          --          172
   Issuance of common stock under stock option plan .............        --           108           --          --          108
                                                                       ----      --------     --------       -----     --------
Consolidated balance, September 30, 1996 ........................       109        46,831       25,493        (718)      71,715
   Translation adjustment .......................................        --            --          270          --          270
   Net income ...................................................        --            --        3,834          --        3,834
   Issuance of common stock under employment contracts ..........        --           478           --          --          478
   Issuance of common stock under stock purchase plan ...........        --           312           --          --          312
   Issuance of common stock under stock option plan .............        --           301           --          --          301
                                                                       ----      --------     --------       -----     --------
Consolidated balance, September 30, 1997 ........................      $109      $ 47,922     $ 29,597       ($718)    $ 76,910
                                                                       ====      ========     ========       =====     ========

                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollar amounts in thousands, except per share amounts)


1.      The Company:

        IPC Information Systems, Inc. (the "Company") provides globally integrated telecommunications products and services to the financial services industry. The Company is in the business of designing, manufacturing, installing and servicing trading room voice communication workstations and installing and servicing comprehensive Local Area Networks. In addition, International Exchange Networks Ltd. ("IXnet"), a subsidiary of the Company, has implemented a facilities-based global network designed for the specialized international telecommunications requirements of the financial services industry.

2.      Summary of Significant Accounting Policies:

        Principles of Consolidation
        The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.

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

        Cash and Cash Equivalents
        The Company places cash with several high quality financial institutions and thereby limits the amount of credit exposure to any single financial institution. Temporary cash investments with original maturities of three months or less are considered cash equivalents and consist of high grade municipal bond funds and time deposits. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

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

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        Property, Plant and Equipment
        Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Network switching equipment is stated at cost. Various costs are capitalized during the installation and expansion of the network. Depreciation is calculated using the straight-line method over the estimated useful lives beginning in the year the asset was placed into service. Amortization of network switching equipment under capital leases is calculated using the straight-line method over the lease term and is included in depreciation and amortization expense.

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

        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Financial Instrument
        The Company is a party to a financial instrument with off-balance sheet risk, that was entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The counterparty to this instrument is a major financial institution. The fair value of the interest rate swap agreement is determined by the cost to terminate the swap agreement.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        Foreign Currency Translation Adjustment
        The balance sheets and statements of operations of the Company's foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the year-end exchange rate and revenue and expense amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

        Earnings Per Share
        Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, computed in accordance with the treasury stock method.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share data on an international basis. The impact of adoption of SFAS No. 128 on the Company's financial statements is not expected to be significant. This statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of prior-period earnings per share data.

        Reclassifications
        Certain reclassifications have been made to the 1996 financial statements in order to conform to the current year's presentation.

3.      Acquisitions:

        During June 1995, the Company acquired a controlling interest in IXnet. The Company acquired 80% of IXnet by providing $5,500 in working capital. The acquisition was accounted for using the purchase method of accounting. Included in other assets is $860 and $1,041 at September 30, 1997 and 1996, respectively, representing the excess of the cost over the fair value of the identifiable tangible assets acquired, allocated to acquired technology.

        During April 1995, the Company acquired the assets of Bridge Electronics, Inc. ("IPC Bridge"). The terms of the acquisition included a payment in January 1996 of $2,025 in cash and 76,923 shares of the Company's common stock, valued at $700 and amounts contingent on meeting certain performance levels up to a maximum of $6,000. During fiscal 1996 and 1997, the maximum contingent performance levels for IPC Bridge were achieved. Amounts paid pursuant to the contingent performance levels under this agreement were $1,500 and $1,000, during fiscal 1997 and 1996, respectively. At September 30, 1997, an additional $3,500 is included in liabilities. The acquisition was accounted for using the purchase method of accounting. Included in other assets is $7,621 and $3,202 at September 30, 1997 and 1996, respectively, representing the excess of the cost over the fair value of the identifiable tangible and intangible assets acquired.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


4.      Inventories:

                                                                 September 30,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------

        Components and manufacturing work in process         $10,917    $13,913
        Inventory on customer sites awaiting installation     14,230     12,503
        Parts and maintenance supplies                         8,410      9,951
                                                             -------    -------
                                                             $33,557    $36,367
                                                             =======    =======

5.      Property, Plant and Equipment:

                                                                 September 30,
                                                             ------------------
                                                               1997       1996
                                                             -------    -------


        Building                                             $ 2,442         --
        Machinery and Equipment                               24,514    $19,479
        Furniture and Fixtures                                 2,437      2,006
        Leasehold Improvements                                 8,470      5,424
        Network Switching Equipment                            2,843      1,600
        Network Switching Equipment under capital leases      14,303      4,619
                                                             -------    -------
        Total depreciable property, plant and equipment       55,009     33,128
           Less, accumulated depreciation and amortization   (20,941)   (13,376)
                                                             -------    -------
                                                              34,068     19,752
        Land                                                     558        329
        Construction in Progress                               3,688      1,786
                                                             -------    -------
                                                             $38,314    $21,867
                                                             =======    =======

6.      Note Payable:

        In April 1996, the Company signed a promissory note with a bank increasing the Company's short-term credit facility from $15,000 to $25,000. In July 1997, the Company further increased its short-term credit facility to $35,000 by entering into an unsecured line of credit with an additional bank for $10,000. At September 30, 1997 and 1996, there was $3,200 and $13,900 of the short-term credit facility outstanding, respectively. The weighted average interest rate on these borrowings was 6.46% and 6.31%, respectively.

7.      Long-Term Debt and Financial Instrument:

        In April 1997, the Company purchased its sole manufacturing facility and related land in Westbrook, Connecticut for $2,540 using the Company's short-term credit facility. In July 1997, $2,182 was refinanced through a mortgage agreement with a bank. The term of the mortgage is for eight years with a twenty-year payout bearing interest at LIBOR plus 125 basis points. The mortgage is collateralized by the building and the land.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


Future minimum principal payments at September 30, 1997 are as follows:

        1998                                                            $    45
        1999                                                                 49
        2000                                                                 52
        2001                                                                 57
        2002                                                                 61
        Thereafter                                                        1,914
                                                                         ------
                                                                         $2,178

        Interest Rate Swap Agreement
        In connection with the mortgage agreement, the Company entered into an interest rate swap agreement with its bank in order to fix the interest rate over the eight-year term at an effective interest rate of 7.85%. The swap contract expires on July 31, 2005. The interest rate swap is an exchange of floating-rate payments for fixed-rate payments. Floating-rates received are based on rates tied to prevailing short-term interest rates. If the Company terminates the swap agreement, a gain or loss is recorded as an adjustment to the basis of the underlying asset and liability. At September 30, 1997, the unrealized fair value of the interest rate swap was insignificant.

        The following table indicates the type of swap in use as of September 30, 1997. Average variable rates are those in effect at the reporting date and may change significantly over the life of the contract. There were no interest rate swap agreements at September 30, 1996.

        Variable to fixed swaps:                                          1997
                                                                          ----
        Notional Amount                                                  $2,182
        Average pay (fixed) rate                                           7.85%
        Average receive (variable) rate                                    6.89%

8.      Deferred Compensation and Other Benefit Plans:

        Deferred Compensation
        The Company has deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $20-$75 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements, aggregated $7,114 and $3,828 at September 30, 1997 and $7,500 and $3,732 at September 30, 1996, respectively.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        Approximate payments for subsequent annual periods related to the deferred compensation agreements, at September 30, 1997, are as follows:

        1998                                                              $  225
        1999                                                                 280
        2000                                                                 320
        2001                                                                 390
        2002                                                                 471
        Thereafter                                                         5,428
                                                                          ------
                                                                          $7,114
                                                                          ======

        Pension Plans
        In April 1995, IPC terminated its participation in a defined contribution plan sponsored by Kleinknecht Electric Company ("KEC"), an affiliated company, and adopted its own plan for all eligible US employees. According to plan provisions, IPC contributions are discretionary and are subject to approval by the Board of Directors. Eligible employees may contribute up to 15% of their annual compensation. IPC contributed $404, $556 and $520 to the plan for the years ended September 30, 1997, 1996 and 1995, respectively.

        IPC-UK has a defined contribution plan covering all UK employees. Employee contributions are limited by statute, generally not to exceed 17.5% of base salary. IPC-UK contributions, net of forfeitures, for the years ended September 30, 1997, 1996 and 1995 were $172, $229, and $92, respectively.

        The Company paid to KEC and Kleinknecht Electric Company - New Jersey ("KEC-NJ"), also an affiliated company, in accordance with labor pooling agreements, approximately $7,550, $7,750, and $5,074 for the years ended September 30, 1997, 1996 and 1995, respectively, representing pass-through contributions to various union sponsored pension plans.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        Stock Option and Incentive Plan

        A summary of the Company's stock option plan as of September 30, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                 1997                      1996                       1995
                                       -----------------------      ---------------------      ---------------------
                                                      Weighted                   Weighted                   Weighted
                                                       Average                   Average                    Average
                                        Option        Exercise      Option       Exercise      Option       Exercise
                                        Shares         Price        Shares        Price        Shares        Price
                                       ---------      --------      -------      --------      -------      --------
        Options outstanding -
                 Opening balance         826,201       $16.09       247,500       $14.90            --           --

            Granted                      395,500       $14.83       573,000       $14.23       263,500       $14.91
            Granted                           --           --        25,000       $25.00            --           --
            Granted                           --           --        25,000       $40.00            --           --
            Exercised                    (19,865)      $14.00        (8,964)      $14.77            --           --
            Forfeited                   (178,236)      $16.36       (35,335)      $15.19       (16,000)      $15.00
                                       ---------                    -------                   --------
        Options outstanding -
                  September 30         1,023,600       $15.62       826,201       $16.09       247,500       $14.90
                                       =========                    =======                   ========

        Options Exercisable at
                  September 30           272,495       $14.88        66,535       $14.85            --           --
                                       =========                    =======

        Weighted average fair
        value of options granted
        during the year                                $ 6.76                     $ 6.58                         --

The following table summarizes information about stock options outstanding at September 30, 1997:


                                        Options Outstanding            Options Exercisable
                           ----------------------------------------   ---------------------
                                             Weighted      Weighted                Weighted
                                              Average      Average                  Average
            Range of          Shares         Remaining     Exercise     Shares     Exercise
        Exercise Prices    Outstanding   Contractual Life   Price     Exercisable    Price
        ----------------   -----------   ----------------  --------   -----------  --------
        $13.31 to $20.50     973,600         8.4 years      $14.75      272,495      $14.88
              $25.00          25,000         8.1 years      $25.00           --      $25.00
              $40.00          25,000         8.1 years      $40.00           --      $40.00
                           ---------                                    -------

                           1,023,600                                    272,495
                           =========                                    =======

        Employees generally vest in stock options over a period of three to five years. As of September 30, 1997, the Company had reserved 1,362,073 shares of common stock for the exercise of options.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        The option plan also provides for the issuance of stock appreciation rights and restricted stock awards under which shares of common stock may be issued to eligible employees. No such awards have been made.

        Employee Stock Purchase Plan
        In 1994, the Company adopted an employee stock purchase plan and reserved 526,813 shares of common stock for issuance thereunder. Under the stock purchase plan, the Company's employees may purchase shares of common stock at a price per share that is the lesser of the common stock fair market value on the first business day of the purchase period or 90% of the common stock fair market value on the last day of the purchase period, but in no event less than 85% of the common stock fair market value on either the option grant date or option exercise date. Through September 30, 1997, 31,326 shares have been issued and 495,487 shares are reserved for future issuance under this plan.

        Stock-Based Compensation
        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock-Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the stock option and employee stock purchase plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined based on the fair value at the grant date for awards in fiscal 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                    September 30,
                                                 1997           1996

        Net income - as reported               $ 3,834         $12,129

        Net income - pro forma                 $ 2,934         $11,632

        Earnings per share - as reported       $  0.36         $  1.15

        Earnings per share - pro forma         $  0.28         $  1.10

        The fair value of each option grant is estimated on the date of the grant using the "Black-Sholes option-pricing model" with the following weighted average assumptions used for grants for the years ended September 30, 1997 and 1996; zero dividend yield; expected volatility of 50%; a weighted average risk-free interest rate of 6.03% in fiscal 1997 and 5.95% in fiscal 1996; and expected lives of 4 years.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


9.      Commitments and Contingencies:

        Litigation
        During the fiscal year ended September 30, 1996, Knight Ventures, Inc. ("KVI"), a company principally owned by Richard P. Kleinknecht and Peter
        J. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, agreed to settle its litigation with Contel Corporation ("Contel") over, among other claims, responsibility for taxes, tax liens, tax assessments and tax warrants with respect to Contel IPC, for periods prior to the acquisition of the Company from Contel.

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

        Rental expenses under operating leases (excluding rentals on vacant facilities) were $6,431, $6,513 and $5,587 for the years ended September 30, 1997, 1996 and 1995, respectively. Future minimum annual rental payments required under noncancellable operating leases (including rentals on vacant facilities) at September 30, 1997 are as follows:

        1998                                                            $ 5,261
        1999                                                              3,867
        2000                                                              3,249
        2001                                                              2,880
        2002                                                              2,446
        Thereafter                                                        2,884
                                                                        -------
                                                                        $20,587
                                                                        =======

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        The Company has accrued for the minimum annual rental and estimated building operating costs under noncancellable operating leases for vacated facilities. These leases extend through May 1998. The liability was approximately $500 and $1,200 at September 30, 1997 and 1996, respectively.

        Capital Leases
        IXnet has entered into capital lease agreements for certain network switching equipment. Additionally, the Company has entered into lease agreements for certain computer equipment and software. Future minimum lease payments required under noncancellable capital leases at September 30, 1997 are as follows:

        1998                                                             $ 4,186
        1999                                                               4,062
        2000                                                               3,854
        2001                                                               3,116
        2002                                                               1,106
                                                                         -------
                                                                          16,324
        Less, amount representing interest                                 3,001
                                                                         -------
        Present value of net minimum lease payments under capital leases $13,323
                                                                         =======

        Employment Agreements
        The Company has executed employment contracts for future services, that vary in length up to 5 years, with certain senior executives for which the Company has a minimum commitment aggregating approximately $4,300 at September 30, 1997.

10.     Related Party Transactions:

        Services Provided
        Affiliated companies performed various services and provided certain equipment to the Company. Services and/or equipment provided by affiliates are billed to the Company and settled through a periodic cash transfer to the respective affiliate.

        Effective October 1, 1993, the Company formalized in writing existing arrangements with KEC and KEC-NJ with respect to a pool of field technicians utilized by all three companies. KEC and KEC-NJ are responsible for administering the payroll and related services for these technical and clerical workers and the Company reimburses all compensation and benefits paid by KEC and KEC-NJ attributable to services performed for the Company plus a fee equal to 2.5% of such costs. Effective for the fiscal year 1997, the parties amended these agreements to provide a fixed fee payment of $50 per month in lieu of the fee payment of 2.5%. Approximately $52,653, $52,592 and $38,666 of technical labor, and $2,221, $2,327 and $2,083 of administrative labor was provided through agreements with KEC and KEC-NJ during the years ended September 30, 1997, 1996 and 1995, respectively.

        For the years ended September 30, 1997, 1996 and 1995, KEC and KEC-NJ billed the Company payroll administrative services of $600, $1,374 and $1,024, respectively. Included in prepaid

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        expenses and other current assets is a net related party receivable of $2,092 and $920 as of September 30, 1997 and 1996, respectively.

        A portion of the Company's New York branch operation was co-located with KEC in a building owned by the Principal Stockholders. For each of the years ended September 30, 1997, 1996 and 1995, the Company was charged approximately $189, $430 and $430 for rent expense. For the years ended September 30, 1996 and 1995, the Company rented on a month-to-month basis, two other facilities from entities controlled by the Principal Stockholders for which the Company was charged approximately $30 and $55, respectively.

        Equipment Rentals
        There were no equipment rentals from an affiliated company during fiscal year ended September 30, 1997. Equipment rentals were $898 and $975 for the years ended September 30, 1996 and 1995, respectively.

        Subcontracts and Other
        The Company and other companies controlled by the Principal Stockholders periodically subcontract certain work to one another. Amounts charged to companies controlled by the Principal Stockholders under subcontracts with IPC for the years ended September 30, 1997, 1996 and 1995 were approximately $66, $993 and $2,220, respectively, while amounts charged to IPC under subcontracts with companies controlled by the Principal Stockholders were approximately $265, $703 and $587, respectively.

        In addition to the foregoing, the Company, KEC and KEC-NJ entered into a twenty-year agreement dated May 9, 1994, with respect to business opportunities regarding cabling of communication infrastructures. KEC and KEC-NJ have agreed not to bid for or accept cabling jobs in competition with the Company, if it intends to bid or accept such work. In addition, because the Company is not a licensed electrical contractor, it has agreed to refrain from bidding for or accepting without the consent of KEC or KEC-NJ, as the case may be, all opportunities that combine both electrical and cabling work. The Company has also agreed to continue to refer to KEC and KEC-NJ certain electrical contracting bid opportunities identified from time to time. Pursuant to such agreement, all estimates for cabling work shall be generated by the Company on behalf of KEC, and KEC will pay the Company a nominal amount for preparing such estimates.

        The Company and companies controlled by the Principal Stockholders also charge each other certain miscellaneous expenses, including, but not limited to, office equipment rentals and certain other administrative expenses.

11.     Income Taxes:

        Pretax earnings consisted of the following:

                                            For the year ended September 30,
                                            --------------------------------
                                              1997        1996         1995
                                            -------      -------     -------

        United States                       $ 1,689      $10,020     $17,158
        Foreign                               6,425       10,101       5,328
                                            -------      -------     -------
        Total pretax earnings               $ 8,114      $20,121     $22,486
                                            =======      =======     =======

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        The provision (benefit) for income taxes consisted of the following:

                                            For the year ended September 30,
                                            --------------------------------
                                              1997        1996         1995
                                            -------      -------     -------
        Current:
          Federal                           $  (182)    $  1,844    $  5,887
          State and local                     2,037        1,967       2,558
          Foreign                             2,342        3,507       1,858
                                            -------     --------    --------
                                              4,197        7,318      10,303
                                            -------     --------    --------
        Deferred:
          Federal                               323          513        (673)
          State and local                         9          207        (359)
          Foreign                              (249)         (46)        (52)
                                            -------     --------    --------
                                                 83          674      (1,084)
                                            -------     --------    --------
        Income tax provision                $ 4,280     $  7,992    $  9,219
                                            =======     ========    ========

        The components of net deferred tax assets are as follows:

                                                                                 September 30,
                                                    -----------------------------------------------------------------------
                                                                  1997                                  1996
                                                    ----------------------------------       ------------------------------
                                                      US          Foreign       Total          US       Foreign      Total
                                                    -------       -------      -------       ------     -------      ------
        Deferred tax assets:
         Excess of book over tax
         depreciation                               $   819       $   213       $ 1,032       $  917      $   59      $  976
         Amortization of intangibles                    247            --           247           66          --          66
         Inventory and receivables                    2,035           432         2,467        2,172         221       2,393
         Accrued expenses                             1,459           152         1,611        1,228           5       1,233
                                                    -------       -------       -------       ------      ------      ------

        Total deferred tax assets                     4,560           797         5,357        4,383         285       4,668
                                                    -------       -------       -------       ------      ------      ------


        Deferred tax liabilities:
         Excess of tax over book
         depreciation                                  (508)         (264)         (772)          --          --          --
                                                    -------       -------       -------       ------      ------      ------


         Net deferred tax assets                    $ 4,052       $   533       $ 4,585       $4,383      $  285      $4,668
                                                    =======       =======       =======       ======      ======      ======

        These net deferred tax assets arise from temporary differences between financial versus tax reporting purposes related to depreciation, the amortization of intangible assets, the allowance for doubtful accounts, inventory valuation and the Company's various accruals. No valuation allowance was required at September 30, 1997 and 1996.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


        A reconciliation between the statutory US federal income tax rate and the Company's effective tax rate, excluding minority interest, is as follows:

                                                For the year ended September 30,
                                                --------------------------------
                                                        1997        1996
                                                        ----        ----
        Statutory US federal tax rate                   35.0%       35.0%
        State and local income taxes,
            net of federal benefit                      16.4         6.8
        Other, net                                       1.4        (2.1)
                                                        ----        ----
                                                        52.8%       39.7%
                                                        ====        ====

12.     Operations by Geographic Areas:

        Information about the Company's operations by geographic area is as follows:

                                      For the year ended September 30,
                                  ----------------------------------------
                                    1997            1996            1995
                                  --------        --------        --------

        Revenues:
        United States             $219,274        $202,926        $186,355
        United Kingdom              51,049          46,582          19,899
                                  --------        --------        --------
                                  $270,323        $249,508        $206,254
                                  ========        ========        ========

        Operating Profits:
        United States             $ 15,243        $ 24,485        $ 30,714
        United Kingdom               6,537           9,745           4,192
        Corporate                  (12,239)        (14,022)        (12,879)
                                  --------        --------        --------
                                  $  9,541        $ 20,208        $ 22,027
                                  ========        ========        ========

        Identifiable Assets:
        United States             $ 97,438        $112,749        $ 98,228
        United Kingdom              38,789          17,547          25,417
        Corporate                   22,135          11,581           4,391
                                  --------        --------        --------
                                  $158,362        $141,877        $128,036
                                  ========        ========        ========

        Included in the United States revenues are export sales to unaffiliated customers of $13,264, $16,126 and $17,063 for the years ended September 30, 1997, 1996 and 1995, respectively. Transfers from the United States to the United Kingdom, eliminated in consolidation, were $15,156, $12,681 and $7,999 for the years ended September 30, 1997, 1996 and 1995, respectively.

        For the year ended September 30, 1997, no single customer accounted for 10% or more of total revenues. For the year ended September 30, 1996, approximately 13% of total revenues were from one customer. Corporate assets are principally prepaids, intangibles and other assets.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)


13.     Subsequent Event:

        On December 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and Arizona Acquisition Corp., a Delaware corporation ("AAC") pursuant to which AAC will be merged with and into the Company, with the Company being the surviving corporation (the "Merger"). AAC is a subsidiary owned by Cable Systems Holding, LLC, a Delaware limited liability company ("CSH LLC") and its subsidiaries, including Cable Systems International, Inc., a Delaware corporation ("CSI"). CSH LLC is a Delaware limited liability company, a majority of whose membership interests are owned by Citicorp Venture Capital, Ltd., a New York corporation ("CVC"), officers and employees thereof, and members of management of CSH LLC and CSI.

        The Merger will be accounted for as a leveraged recapitalization. The Merger Agreement is subject to regulatory review and approval by stockholders representing a majority of outstanding shares at a meeting of stockholders to be held during, or shortly after, the second fiscal quarter ending March 31, 1998. In accordance therewith, stockholders may elect to retain shares in the surviving company (subject to a maximum aggregate share retention of 46% of outstanding shares as of an election date to be determined) or to receive $21.00 cash for each outstanding share. Not more than 90% of outstanding shares may receive cash consideration and the maximum total cash consideration to stockholders, assuming no change to shares outstanding as of the December 18, 1997, will be $202,516.

        At the Merger, in accordance with certain commitments to the Company and assuming the maximum stock for cash election, ACC will be capitalized with $72,000 (the "Equity Financing Commitments"), to be funded by CVC (together with affiliates) to purchase securities of CSH LLC and then invested by CSH LLC into AAC. The Company will also raise $157,000 through the issuance of senior debt securities and up to $75,000 through a revolving credit facility. Morgan Stanley & Co. Incorporated and Morgan Stanley Senior Funding, Inc. have committed to CVC and AAC to provide the senior debt securities and revolving credit facilities, respectively, subject to certain terms and conditions (collectively, the "Debt Financing Commitments"). The Debt Financing Commitments will be assigned to the Company which will borrow these funds to consummate this transaction. The proceeds of the Debt Financing Commitments and the Equity Financing Commitment will be used in part to pay stockholders who elect to receive cash and will also provide working capital for the Company after the Merger.

        In connection with the execution of the Merger Agreement, AAC entered into a Stockholders Agreement with Richard P. Kleinknecht, Peter J. Kleinknecht, Russell G. Kleinknecht and certain family members and trusts controlled by said persons, pursuant to which these individuals and trusts, subject to certain conditions, have agreed to vote all of the 6,952,768 shares of Company common stock owned or controlled by them in favor of the transaction and against certain actions which can reasonably be expected to impede or adversely affect the Merger. The 6,952,768 shares represent approximately 64.9% of the 10,715,119 shares of Company common stock outstanding on December 18, 1997.

                          IPC INFORMATION SYSTEMS, INC.

             (Dollar amounts in thousands, except per share amounts)



14.

        Quarterly Financial Information (unaudited):

        The following tables set forth unaudited quarterly financial information for the years ended September 30, 1997 and 1996:


                                                Quarter Ended
                               -------------------------------------------------
                               December 31    March 31    June 30   September 30
                               -----------    --------    -------   ------------
        Year Ended
        September 30, 1997:


        Net Revenues             $59,411      $66,182     $68,882     $75,848
        Gross Profit              17,574       20,814      20,725      21,101
        Net Earnings                 566        1,241       1,187         840
        Earnings per Share       $  0.05      $  0.12     $  0.11     $  0.08


        Year Ended
        September 30, 1996:


        Net Revenues             $59,750      $62,198     $69,424     $58,136
        Gross Profit              18,537       19,279      20,740      18,262
        Net earnings               3,482        3,641       3,701       1,305
        Earnings per Share       $  0.33      $  0.34     $  0.35     $  0.12

        The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

                                                                     Schedule II
                          IPC INFORMATION SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          (Dollar amounts in thousands)

        ----------------------------------------------------------------------------------------------------------------------------
                  COL. A                                COL. B                   COL. C                  COL. D          COL. E
        ----------------------------------------------------------------------------------------------------------------------------

                                                       Balance
                                                          at                   Additions
                                                                   --------------------------------
                                                      Beginning    Charged to Costs    Charged to                     Balance at End
        Description                                   of Period     and Expenses     Other Accounts    Deductions       of Period
        -----------                                   ---------    ----------------  --------------    ----------     --------------
        For the Year Ended September 30, 1995:

           Provision for Doubtful Accounts ..........   $1,331          $  861               --          $  620(1)       $1,572
                                                        ======          ======          =======          ======          ======

           Provision for Inventory
              Obsolescence ..........................   $5,560          $3,052               --          $1,123(2)       $7,489
                                                        ======          ======          =======          ======          ======

        For the Year Ended September 30, 1996:

           Provision for Doubtful Accounts ..........   $1,572          $  240               --          $  291(1)       $1,521
                                                        ======          ======          =======          ======          ======

           Provision for Inventory
              Obsolescence ..........................   $7,489          $1,143               --          $2,267(2)       $6,365
                                                        ======          ======          =======          ======          ======

        For the Year Ended September 30, 1997:

           Provision for Doubtful Accounts ..........   $1,521          $  338               --          $  344(1)       $1,515
                                                        ======          ======          =======          ======          ======

           Provision for Inventory
              Obsolescence ..........................   $6,365          $2,106               --          $1,965(2)       $6,506
                                                        ======          ======          =======          ======          ======



        (1) Doubtful Accounts Written Off, Net of Cash Recovered

        (2) Inventory Written Off