Form 10-K/A
period 1997-09-30
IPC INFORMATION SYSTEMS INC
filed 1998-01-28
CIK 923071

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-K/A

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended September 30, 1997 Commission file number 0-25492

                                        IPC INFORMATION SYSTEMS, INC.

---------------------------------------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                                        58-1636502
---------------------------------------------------------------                    ----------------------------
               (State or Other Jurisdiction of                                            (IRS Employer
                Incorporation or Organization)                                         Identification No.)

                      Wall Street Plaza
                        88 Pine Street
                      New York, New York                                                      10005
---------------------------------------------------------------                    ----------------------------
           (Address of Principal Executive Offices)                                         Zip Code

                                                (212) 825-9060
---------------------------------------------------------------------------------------------------------------
                           (Registrant's Telephone Number, Including Area Code)

                        Securities registered pursuant to Section 12 (b) of the Act: None

                          Securities registered pursuant to Section 12(g) of the Act:

                  Title of Class: Common Stock, $.01 Par Value
                  --------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 1997 was approximately $76.9 million based upon the last sale price reported for such date on the Nasdaq Stock Market.

The number of shares of the Registrant's Common Stock outstanding as of November 30, 1997 was 10,714,453.

                   DOCUMENTS INCORPORATED BY REFERENCE - None.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND OTHER OFFICERS OF THE REGISTRANT

         a. Identification of Directors:

                                                       Director
Name                          Age(1) Position           Since       Class
----                          ---    --------           -----       -----

Richard P. Kleinknecht        59     Chairman           1991           I
                                     and Director
Peter J. Kleinknecht          52     Vice Chairman      1991           I
                                     and Director
Terry Clontz                  47     CEO and President  1995           II
                                     and Director
Theodore J. Johnson (2)(3)    56     Director           1994           II
Robert J. McInerney (2)(3)    52     Director           1994           III
Peter M. Stein (2)(3)         47     Director           1994           III

---------------------------
(1) As of January 26, 1998.
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


         RICHARD P. KLEINKNECHT has served as Chairman and a Director of the Company since its acquisition from Contel Corporation in October 1991 (the "Acquisition"). Prior to the appointment of Mr. Clontz on December 3, 1995, Mr. Kleinknecht also served as Chief Executive Officer of the Company. His current responsibilities include presiding at meetings of the Board of Directors and Stockholders and the planning for the Company's long-term needs and objectives and strategic business development. Mr. Kleinknecht has also served as Chairman of various companies which he and his brother, Peter, jointly own or control (collectively, the "Kleinknecht Organization") since 1968 and has worked for the Kleinknecht Organization since 1960.


         PETER J. KLEINKNECHT has served as Vice Chairman of the Company since May 1994 and a Director of the Company since the Acquisition. Prior to the appointment of Mr. Clontz on December 3, 1995, Mr. Kleinknecht also served as President of the Company. His current responsibilities include presiding at meetings of the Board of Directors and Stockholders (in the absence of the Chairman) and the planning for the Company's long-term needs and objectives and strategic business development. Mr. Kleinknecht has also served as President of various companies within the Kleinknecht Organization since 1972 and has been employed by the Kleinknecht Organization since 1969.

Richard P. Kleinknecht and Peter J. Kleinknecht are brothers.

         TERRY CLONTZ joined the Company in December, 1995 as President and Chief Executive Officer and Director. From 1992 through December, 1995, Mr. Clontz served as President of BellSouth International's Asia/Pacific Region and a director of BellSouth's ventures in Australia, Singapore, India, New Zealand and the People's Republic of China. Mr. Clontz was employed by BellSouth Corporation and its affiliates for a total of 23 years, including 1987 to 1990 as Vice President of International Business Development and 1990 to 1992 as Vice President - Business Development and Operations.


         ROBERT J. McINERNEY has been employed since February of 1997 as President and Chief Operating Officer of Merisel, Inc., a leading distributor of computer hardware, networking equipment and software, where he is responsible for U.S. and Canadian operations. He was previously employed as Executive Vice President of United Capital Corporation, a multi-national holding corporation and parent to Dorne & Margolin, Ancom Corporation, Metex Corporation and AFP Corporation from 1995. Prior to joining United Capital Corporation, from 1981 Mr. McInerney was employed by Arrow Electronics, Inc., the largest electronic component distributor in the world, and served as President of Arrow's Commercial Systems Group from 1987 to 1994.

      PETER M. STEIN has been a partner with the law firm of Epstein Becker & Green since July 1986, having joined the firm in January 1984. Mr. Stein is presently the Managing Partner of the firm's Stamford, Connecticut office. Prior to joining Epstein Becker & Green, Mr. Stein was employed as Manager of Labor Relations for U.S. Industries, Inc. from 1981 to 1984 and Associate General Counsel for Health Industries, Inc. from 1975 to 1981.

      THEODORE J. JOHNSON has been employed by Morgan Stanley & Co., Incorporated since March 1995, as Managing Director, National Institutional Equity Research Sales and Trading Manager. Prior to this date, Mr. Johnson was employed by Kidder, Peabody & Co. Incorporated and served as its Director of Equity Research from 1991 to 1995. Mr. Johnson also served as Kidder, Peabody's National Institutional Equity Sales Manager and a branch manager of Institutional Equity Sales.

Board Meetings and Committees

     In fiscal 1997, the Company's Board of Directors met in person on seven occasions, the Audit Committee met twice and the Compensation Committee met twice. Each director attended, in person or by telephone, all of the meetings of the Board of Directors and the committees of which he was a member.

     The Audit Committee reviews with the Company's management and independent auditors the financial statements and internal financial reporting system and controls of the Company, reports to the Board of Directors on the results of its examination and makes recommendations to the Board of Directors regarding the employment of accountants and independent auditors.

     The Compensation Committee oversees the development, implementation and conduct of the Company's employment and personnel practices, including the administration of the Company's compensation and benefit programs. The Compensation Committee also makes recommendations to the Board of Directors concerning executive officers' compensation and the granting of stock options.

Directors Compensation

     Each member of the Board of Directors who is not an employee of the Company receives an annual retainer of $5,000 contingent upon attending at least 75% of the aggregate total number of meetings of the Board and of each committee of which such director is a member. Additionally, each non-employee director will receive a fee of $2,500 for each Board meeting or committee meeting attended. However, if such director attends more than one meeting in a single day, he will receive a fee of $2,500 for the first meeting attended and a fee of $1,250 for each additional meeting. There are no provisions in the Company's Restated Certificate of Incorporation or Bylaws that have the effect of, nor has the Board adopted any policy that has the effect of, imposing a maximum limitation on the total compensation payable in any year to any director.

Compensation Committee Interlock and Insider Participation

     The Compensation Committee of the Board of Directors consists of Messrs. Johnson, McInerney and Stein. There is no insider participation on the Compensation Committee.

         b. Identification of Executive Officers:

The Company's executive officers who are not also directors and their ages and positions, as of January 26, 1998, are as follows:

         Name                     Age   Position
         ----                     ---   --------
         Russell G. Kleinknecht    44   Executive Vice President, Information
                                        Transport Systems

         Gerald E. Starr           44   Executive Vice President,
                                        Trading Systems

         Brian Reach               42   Vice President, Chief Financial Officer

         Daniel Utevsky            47   Vice President, General
                                        Counsel/Corporate Secretary


     RUSSELL G. KLEINKNECHT has served as Executive Vice President, Information Transport Systems since October of 1997 and previously had been Executive Vice President, Global Sales since August 1996 when the Company was restructured along functional lines. He is responsible for sales and operations for the I.T.S. Division. From December 1995 he served as Executive Vice President of Global Business Development where he built the Company's organization addressing global customer needs. Mr. Kleinknecht also serves as Chairman of the Company's subsidiary, IXnet. From April 1994, he served as Vice President responsible for major account development. Prior to joining the Company, Mr. Kleinknecht was Executive Vice President of Kleinknecht Electric Company, an affiliated company. Mr. Kleinknecht is the nephew of Richard P. and Peter J. Kleinknecht.


     GERALD E. STARR has served as Executive Vice President, Turret Systems since January of 1997 and previously had been Vice President of Manufacturing and Engineering since February of 1996. He is presently responsible for the sales, operations, engineering and manufacturing of all IPC Turret Systems Products. Since April 1995, he has also served as President of IPC Bridge, Inc., a wholly-owned subsidiary which acquired the assets of Bridge Electronics, Inc. Mr. Starr founded Bridge Electronics, Inc. in 1987 and built it into the leading provider of digital open line speaker systems to the foreign exchange trading industry. Previously, Mr. Starr founded Turret Equipment Corporation (TEC) in 1980 and sold TEC to Tie Communications in 1984, where he remained until 1990.

     BRIAN L. REACH joined the Company in May of 1997 as Chief Financial Officer and in November of 1997 was named a Vice President. Prior to joining IPC, from 1993 through April 1997, Mr. Reach was employed by the Celadon Group Inc., an international transportation company, as its Chief Financial Officer through April 1996 and Vice President - Special Projects through April 1997. From 1990 through 1993, he was employed by Cantel Industries, Inc., an international distributor of medical and scientific products and ergonomic seating as the Chief Financial Officer. Mr. Reach is a Certified Public Accountant.

     DANIEL UTEVSKY has been employed by the Company since July 1993, has served as General Counsel and Corporate Secretary since May 1994 and was named a Vice President in October of 1996. He is responsible for the Company's law department, the Company's activities in various corporate transactions and the coordination of its legal policy in regard to all customers, suppliers, distributors and outside legal service providers. As Corporate Secretary he maintains the Company's and subsidiaries' corporate books and records. Mr. Utevsky has 20 years experience in the telecommunications industry, including 14 years as an attorney. He was previously employed for five years by Northern Telecom Inc. and for six years by the City of New York, Office of Telecommunications Control.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning all compensation earned by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") whose annual salary and bonus for the fiscal year ended September 30, 1997 exceeded $100,000 in the aggregate.

                           Summary Compensation Table
                               Annual Compensation

                                                                          Securities
                                                                          Underlying
                                      Fiscal                             Options/SARs      Other Annual         All Other
Name and Principal Position           Year      Salary(1)       Bonus      Granted         Compensation(2)     Compensation(3)
---------------------------           ----      ------          -----    ------------      ------------        ------------
Richard P. Kleinknecht                1997      $420,000            --           --                --            $10,730
     Chairman                         1996       420,000            --           --                --             26,540
                                      1995       380,000      $380,000           --                --             33,254

Peter J. Kleinknecht                  1997       420,000            --           --                --             13,400
     Vice Chairman                    1996       420,000            --           --                --             13,200
                                      1995       380,000       380,000           --                --             17,800

Terry Clontz (4)                      1997       324,692        60,000       25,000          $ 82,529(5)          15,756
     President and Chief              1996       255,006       150,000      200,000           133,300(5)          12,871
     Executive Officer                1995            --            --           --                --                 --

Gerald E. Starr (6)                   1997       217,789        28,325       40,000                --              3,200
     Executive Vice President         1996       183,077        25,000           --                --                 --
     Turret Systems                   1995        66,346            --           --                --                 --

Russell G. Kleinknecht                1997       250,000        31,250       40,000                --              7,670
     Executive Vice President         1996       220,000       160,000      100,000                --             10,773
     I.T.S.                           1995       133,461       200,000        7,000                --              4,004

Jeffrey M. Gill (7)                   1997       250,000            --           --           477,536(8)              --
     Former Executive Vice            1996       250,000       100,000           --           477,536(8)          45,198
     President                        1995       200,000       200,000           --           380,000(8)          45,844

-----------------------------


(1) Includes amounts, if any, deferred by the named individual for the period in question pursuant to Section 401(k) of the Internal Revenue Code under the IPC Information Systems, Inc. Retirement Savings Plan and Trust (the "401(k) Plan").
(2) Does not include certain perquisites and other personal benefits, securities or property received by the Named Executive Officers when the aggregate value does not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.
(3) Consists of (i) premiums paid by the Company for term or other life insurance coverage under contracts affording the named individual dispositive control over the death benefit proceeds and (ii) amounts paid by the Company as matching and/or profit sharing contributions to the 401(k) Plan.
(4) Terry Clontz was employed by the Company as President & Chief Executive Officer as of Dec. 3, 1995.
(5) For fiscal year 1997, consists of $71,429 ($40,000 for moving expenses and $31,429 tax gross-up on said payment) and $11,400 related to housing costs. For fiscal year 1996, consists of $100,000 hiring bonus, in accordance with Mr. Clontz's Employment Agreement and $33,300 related to housing costs.
(6) Gerald E. Starr was originally employed by a subsidiary of the Company, IPC Bridge, Inc., as President, effective upon the acquisition of the assets of Bridge Electronics, Inc. in April, 1995. Mr. Starr became an Executive Officer of the Company effective October 23, 1996.
(7) Jeffrey M. Gill's employment with the Company terminated as of January 22, 1997. In accordance with provisions of an Employment Agreement entered into with the Company, Mr. Gill continued to receive base salary for one year thereafter and was entitled to receive 31,857 shares of IPC stock on September 30, 1997. Issuance of said stock has been deferred, by mutual agreement, until Mr. Gill makes payment to the Company for certain loans and employee advances made to him during the course of his employ.
(8) Represents the value of 31,857 shares of IPC Common Stock earned in each such fiscal year, in accordance with Mr. Gill's employment agreement.

                              Employment Agreements

      The Company has entered into separate Employment Agreements with each of Richard P. Kleinknecht and Peter J. Kleinknecht setting forth the terms and conditions of their service to the Company as its Chairman and Chief Executive Officer, and Vice Chairman and President, respectively. (The Employment Agreements were amended, as of October 17, 1995 and effective December 3, 1995, whereby Richard P. Kleinknecht resigned as Chief Executive Officer and Peter J. Kleinknecht resigned as President and each consented to the appointment of Terry Clontz to the formerly held positions.) Each Employment Agreement is for an initial term of five years commencing on October 3, 1994 and converted to a rolling two-year term after the first three years. Pursuant to his Employment Agreement, each executive receives a base salary at the minimum annual rate of $380,000 and is eligible for an annual performance bonus in an amount determined by the Compensation Committee of the Board of Directors (the "Committee"), in its discretion. As of October 1, 1995, the Committee approved an increase in the salary of each executive to $420,000 which, under the terms of the Employment Agreements, becomes the minimum annual base salary for the remainder of the term. In addition to standard benefits under the terms of the Company's generally applicable benefit plans, each executive's Employment Agreement provides for other fringe benefits including vacation, vehicle, and life insurance.

      Each executive's Employment Agreement provides that he may be discharged for cause, as defined, without liability to the Company other than for accrued and unpaid compensation and benefits. If, however, the executive is discharged under other circumstances or resigns following certain acts or failures to act by the Company, the Company is liable for additional payments, as contract damages, as follows: a lump sum payment equal to the present value of base salary and bonus payments that would have been made if his employment had continued for the remaining contract term; continued health, disability and life insurance coverage (or the monetary equivalent) for the remaining contract term; a lump sum payment equal to the value of additional benefits that would have accrued under the Company's qualified and non-qualified retirement plans if his employment had continued for the remaining contract term; and, at the executive's election upon surrender of all options, appreciation rights and restricted stock issued and outstanding to him, a cash payment in lieu thereof. If the aggregate amount of payments contingent on a change in control equals or exceeds three times the average compensation for the prior five years (the "Base Amount"), so called "golden parachute" taxes under Section 4999 of the Code (a nondeductible excise tax at the rate of 20% of the amount by which payments contingent on a change in control exceed the Base Amount) may be assessed. If termination occurs following a change in control of the Company under circumstances giving rise to a liability for so-called "golden parachute" taxes, each executive would be entitled to an additional cash payment to indemnify him against the expense of such taxes.

      As of December 18, 1997, Richard P. Kleinknecht entered into an Amended and Restated Employment Agreement, effective and contingent upon the closing of the Merger contemplated by the Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Company and Arizona Acquisition Company. Upon the occurrence of such contingency, Mr. Kleinknecht's pre-existing Employment Agreement shall terminate. The Amended and Restated Employment Agreement provides for an initial term of two (2) years of employment, which shall be automatically extended for successive one year terms unless either party gives the other 90 days prior notice of non-extension. Mr. Kleinknecht shall serve as Vice-Chairman of the Board of Directors, reporting to the Board and the Chairman, shall devote his full working time and his best efforts to the performance of his duties and shall receive a minimum base salary of $420,000 per annum. He may also receive, at the discretion of the Board, a bonus based upon his performance and the performance of the Company. Mr. Kleinknecht was also granted 57,720 stock options, pursuant to the Stock Incentive Plan to be considered at the next occurring Stockholders Meeting. The Agreement shall terminate if Mr. Kleinknecht's employment terminates by reason of resignation, death, disability or his discharge for cause, as defined therein.

      As of December 18, 1997, Peter J. Kleinknecht entered into an Amended and Restated Employment Agreement, effective and contingent upon the closing of the Merger contemplated by the Agreement and Plan of Merger, dated as of December 18, 1997, by and between the Company and Arizona Acquisition Company. Upon the occurrence of such contingency, Mr. Kleinknecht's pre-existing Employment Agreement shall terminate. The Amended and Restated Employment Agreement provides for a term of two (2) years of employment. Mr. Kleinknecht shall serve as an employee, shall perform such duties as may be assigned to him from time to time (consistent with duties previously performed) and shall receive a minimum base salary of $420,000 per annum. He may also receive, at the discretion of the Board, a bonus based upon his performance and the performance of the Company. Mr. Kleinknecht was also granted 57,720 stock options, pursuant to the Stock Incentive Plan to be considered at the next occurring Stockholders Meeting. The Agreement shall terminate if Mr. Kleinknecht's employment terminates by reason of resignation or his discharge for cause, as defined therein.

      The Company entered into an Employment Agreement with Jeffrey M. Gill, with a term commencing October 3, 1994, continuing until September 30, 1997 and containing certain extension provisions, under which Mr. Gill was employed as Chief Operating Officer. Effective January 22, 1997, as a result of certain changes made by the Company to Mr. Gill's title and duties, Mr. Gill submitted his resignation. The Company has paid Mr. Gill his base salary for the one year period beginning upon his resignation, in accordance with the terms of the Agreement.

      The Company entered into an employment agreement with Terry Clontz, as of October 17, 1995, setting forth the terms and conditions of his service to the Company as its Chief Executive Officer and President. Mr. Clontz's Employment Agreement was for an initial term commencing December 3, 1995 and ending December 2, 1997 and which automatically renewed for subsequent one-year terms unless notice of non-renewal was given by either party. Pursuant to a resolution of the Board of Directors (Mr. Clontz abstaining both from discussion and voting thereupon) at a regular meeting held August 8, 1996, the Company has extended the term of Mr. Clontz's Employment Agreement to December 2, 1998. Pursuant to his Employment Agreement, Mr. Clontz will receive a base salary at the minimum annual rate of $300,000 and is eligible for an annual performance bonus in an amount determined by the Compensation Committee. Mr. Clontz received a hiring bonus of $100,000 and is eligible for a residential loan in the amount of $150,000 upon contracting for the purchase of a primary residence in the New York area. Also pursuant to this Agreement, the Company issued to Mr. Clontz 150,000 options to purchase shares of the Company's Common Stock, exercisable at $14.125 and vesting in the following installments:

==================== =========================== ============================
       Name              Number of Options             Date of Vesting

==================== =========================== ============================
   Terry Clontz                16,667                 December 2, 1996
-------------------- --------------------------- ----------------------------
   Terry Clontz                33,333                 December 2, 1997
-------------------- --------------------------- ----------------------------
   Terry Clontz                50,000                 December 2, 1998
-------------------- --------------------------- ----------------------------
   Terry Clontz                33,334                 December 2, 1999
-------------------- --------------------------- ----------------------------
   Terry Clontz                16,666                 December 2, 2000
==================== =========================== ============================

provided Mr. Clontz is then in the Company's employ. Mr. Clontz has also received additional Options to Purchase shares of the Company's Common Stock which, contingent upon continued employment of Mr. Clontz by the Company, may be exercised as follows: (i) 25,000 shares at a share price of $25.00 upon the occurrence of ninety consecutive trading days during which the closing price averages at least $40.00; and (ii) 25,000 shares at a share price of $40.00 upon the occurrence of ninety consecutive trading days during which the closing price averages at least $60.00. Mr. Clontz's Employment Agreement provides that he may be discharged for cause, as defined, without liability to the Company other than for accrued and unpaid compensation and benefits. If, however, Mr. Clontz is discharged under other circumstances, the Company is liable for payment of base salary through the end of the then-current term of employment, but not less than twelve months of base salary.

         Effective as of August 1, 1997, the Company and Mr. Clontz entered into the First Amendment to Mr. Clontz's Employment Agreement, providing (i) documentation of the extension of the term of the Agreement to December 2, 1998, by resolution of the Board of Directors made on August 8, 1996, (ii) documentation of the modification of the base salary to $330,000, by resolution of the Compensation Committee of the Board of Directors, made on November 26, 1996, (iii) addition of an additional paragraph to the termination at will section, providing that in the event of his termination without cause at or following a change of control (as defined therein) of the Company prior to July 31, 1998, the Company would make severance payments to Mr. Clontz in an amount equal to 240% of his then current base salary, (iv) an additional provision providing, upon the occurrence prior to July 31, 1998 of a change of control transaction involving the Company, payment to Mr. Clontz of incentive payments (ranging from $200,900 to $717,500, depending upon the price realized by the Company and/or its stockholders in said transaction); and (v) a provision regarding the payment to certain specified charities of any amounts constituting excess parachute payments due to Mr. Clontz under his employment or this Agreement.

      The Company has entered into an Employment Agreement with Russell G. Kleinknecht, effective as of October 1, 1997. The Agreement provides for an employment term commencing October 1, 1997 and terminating September 30, 1999 (the "Initial Term"), unless extended. In accordance with the Agreement, Mr. Kleinknecht shall serve as an executive officer of the Company, devoting his full time and attention thereto. The Agreement provides for a minimum annual base salary of $250,000 and participation by Mr. Kleinknecht in the Company's Management Incentive Bonus Plan with a minimum target bonus equal to 50% of his then current base salary. It also provides for the Company to obtain, at its expense whole life insurance (under a split-dollar arrangement) in the amount of $1,000,000 and to pay up to $7,000 per year for term insurance for Mr. Kleinknecht. Under the Agreement, the Company paid to Mr. Kleinknecht a signing bonus in the amount of $250,000 and granted to him 100,000 stock options, as follows: (i) 50,000 options, exercisable at $25.00 per option and vesting, contingent upon continued employment upon the date on which there shall have occurred for ninety consecutive trading days, a last reported sale price for the Company's common stock equal to or exceeding $25.00 and (ii) 50,000 options, exercisable at $25.00 per option and vesting, contingent upon continued employment on September 30, 2001 and there having occurred prior to such date a ninety consecutive trading day period during which the last reported sale price for the Company's common stock had equaled or exceeded $25.00.

      The Agreement with Mr. Kleinknecht also provides, in the event of a change of control (as defined therein) of the Company, the Company shall pay to Mr. Kleinknecht an incentive payment (ranging from $152,600 to $426,000, depending upon the price realized by the Company and/or its stockholders in said transaction) and in the event of his termination from employment without cause at or following a change of control, the Company will make severance payments to him in an amount equal to 225% of his then current base salary. Concurrent with the execution of the Employment Agreement, Mr. Kleinknecht signed a letter agreement relating to certain loans and employee advances, in the amount of $276,739, as of September 30, 1997 and inclusive of accrued interest, that had been previously made to him by the Company. This letter agreement specifies the repayments to be made by Mr. Kleinknecht from bonuses payable to him under the Employment Agreement and from change of control incentive payments which may become due, but in any case not later than the expiration of the Initial Term of the Employment Agreement.

      As of April 20, 1995 and coincident with the acquisition of assets of Bridge Electronics, Inc., IPC Bridge, Inc., a wholly-owned subsidiary of the Company, entered into an Employment Agreement with Gerald E. Starr, providing an employment term of five years, a minimum base salary of $150,000 and other benefits. The Agreement provided for its termination, with no further liability to the Company in the event of Mr. Starr's death, disability or his termination for Cause (as defined therein). The Agreement also contains provisions regarding the Company's ownership of inventions which he may make during its term, and certain confidentiality and non-competition provisions. Effective as of May 21, 1996, the parties entered into a First Amendment to the Employment Agreement, providing an increase in the base salary to $200,000. As of August 1, 1997, the parties entered into a Second Amendment to the Employment Agreement, providing:
(i) documentation of an increase in Mr. Starr's base salary to $225,000 (effective as of January 13, 1997); (ii) an additional provision providing, upon the occurrence prior to July 31, 1998 of a change of control transaction involving the Company, payment to Mr. Starr of incentive payments (ranging from $137,200 to $392,000, depending upon the price realized by the Company and/or its stockholders in said transaction); and (iii) a termination at will clause which provides that in the event of his termination without cause, at or following a change of control (as defined therein) of the Company prior to July 31, 1998, the Company would make severance payments to Mr. Starr in an amount equal to 225% of his then current base salary.


         As of August 1, 1997, the Company entered into Employee Retention and Incentive Agreements with eight senior officers, including two Executive Officers, Brian Reach and Daniel Utevsky, who are not Named Executive Officers. In the event of a change of control, as defined therein, of the Company prior to July 31, 1998, these Agreements provide for the payment to said officers of (i) incentive bonus payments ranging from $54,000 to $90,000 and $57,000 to $95,000, respectively and (ii) additional payments equal to the product of the difference between the per share price realized in the change of control and $13 multiplied times 25,500 and 5,000, respectively, representing authorized but ungranted stock options. Additionally, in the event that these individuals' employment with the Company is terminated without cause at or following a change of control of the Company prior to July 31, 1998, the Company would make severance payments equal to such employee's base salary plus target bonus for a period not to exceed one year but not less than six months plus one week for each year of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         By Management. The following table sets forth certain information, as of January 26, 1998, with respect to the beneficial ownership of the Company's Common Stock by: (i) each director and nominee; (ii) each of the named executive officers; and (iii) all executive officers and directors as a group. Unless indicated otherwise, each person listed has sole voting and investment power over the shares beneficially owned.

                                  Amount & Nature of           Approximate
Name of Beneficial Owner          Beneficial Ownership(1)    Percent of Class(2)
------------------------          --------------------       ----------------
Richard P. Kleinknecht                3,453,398(3)                32.16%
Peter J. Kleinknecht                  2,852,348(4)                26.56%
Terry Clontz                             68,333(5)                  *
Theodore J. Johnson                       5,000                     *
Robert J. McInerney                       4,000                     *
Peter M. Stein                            1,000                     *
Gerald E. Starr                          77,617(6)                  *
Russell G. Kleinknecht                  116,907(7)                 1.08

All executive officers and
directors as a group (10 persons)     6,592,480(8)                60.52%
-------------------------------------------

*     Less than 1%

(1) Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
(2) Percentage of ownership is based on 10,739,446 shares of Common Stock outstanding on January 26, 1998, except that the percentage ownership of the group is based on 10,892,277 shares, including as outstanding all shares issuable upon exercise of stock options which may be exercised within 60 days of January 26, 1998.
(3) Includes 1,552,273 shares directly owned by Richard P. Kleinknecht and 1,901,125 shares beneficially owned as follows: (a) 1,000,000 shares held in a trust, pursuant to a trust agreement dated February 12, 1997, for which Richard P. Kleinknecht and his wife are the trustees and (b) 901,125 shares held in three trusts for Richard P. Kleinknecht's children.
(4) Includes 2,240,999 shares directly owned by Peter J. Kleinknecht and 611,349 shares beneficially owned as follows: (a) 155,637 shares in his Grantor Retained Annuity Trust; (b) 155,637 shares in his wife's Grantor Retained Annuity Trust; and (c) 300,075 as custodian for his minor child. Excludes 600,150 shares owned by Peter J. Kleinknecht's major children for which he disclaims beneficial ownership.
(5) Includes options to purchase 58,333 shares exercisable within 60 days of January 26, 1998.
(6) Includes options to purchase 13,333 shares exercisable within 60 days of January 26, 1998.
(7) Includes options to purchase 70,333 shares exercisable within 60 days of January 26, 1998.
(8) Includes options to purchase 152,831 shares exercisable within 60 days of January 26, 1998.

      By Others. Except as set forth in the previous section, the Company is not aware of any beneficial owner of more than 5% of the Company's Common Stock as of January 26, 1998.

Stock Option Plan - General Plan Information

      The IPC Information Systems, Inc. 1994 Stock Option and Incentive Plan (the "Option Plan") provides for the grant to certain officers and employees of options, stock appreciation rights ("SARs") and restricted stock. The Option Plan has been approved by holders of a majority of the shares of the Company's Common Stock present and entitled to vote at a stockholders' meeting held on May 9, 1994. An amendment to the Option Plan, providing for an increase in the number of shares reserved for issuance, was approved by a vote of stockholders at the Annual Meeting of Stockholders held on February 14, 1996.

      The Compensation Committee administers the Option Plan. Subject to certain specific limitations and restrictions set forth in the Option Plan, the Committee has full and final authority to interpret the Option Plan, to prescribe, amend and rescind rules and regulations, if any, relating to the Option Plan and to make all determinations necessary or advisable for the administration of the Option Plan.

      The Company has reserved 526,908 shares of Common Stock, at September 30, 1997, for future issuance of stock options. Such Common Stock may be authorized and unissued shares, treasury shares, or shares previously issued and reacquired by the Company. Any shares of Common Stock subject to awards under the Plan which are terminated, expire, forfeited or are canceled (for any reason other than the surrender of any such award upon exercise of a related SAR) without having been exercised in full, shall again be available for purposes of the Option Plan.

      The following table sets forth certain information with respect to options granted under the Option Plan during the fiscal year ended September 30, 1997 to the executive officers of the Company who are named in the Summary Compensation
Table:


                             Option/SAR Grants in Fiscal Year Ended September 30, 1997
---------------------------------------------------------------------------------------------------------------
                                                                                    Potential Realizable Value
                                                                                           at Assumed
                                                                                          Annual Rates
                                                                                          of Share Price
                                                                                         Appreciation for
                                Individual Grants                                         Option Term
                                -----------------                                   --------------------------
          (a)                   (b)             (c)           (d)          (e)           (f)             (g)
                                            % of Total
                             Number of       Options/
                            Securities     SARs Granted    Exercise
                            Underlying     to Employees     or Base
                           Options/SARs      in Fiscal       Price     Expiration        5%              10%
          Name                Granted          Year        ($/Share)      Date           ($)             ($)
          ----                -------      ------------    ---------      ----           ---             ---
Terry Clontz                  25,000            6%          $14.50      10/31/06      $228,000        $577,750
Richard P. Kleinknecht             0            --            --           --            --              --
Peter J. Kleinknecht               0            --            --           --            --              --
Gerald E. Starr               20,000            5%            14.50     10/31/06       182,400         462,200
                              20,000            5%            13.31     02/14/07       167,400         424,200
Russell Kleinknecht           40,000            10%           14.50     10/31/06       364,800         924,400

-------------------------


Note:- All Options granted during the fiscal year ended September 30, 1997 provided a ten-year term, vested in equal amounts on the first three anniversaries of their grant date and are exercisable at the fair market value of the Company's Common Stock on the date of grant.

      The following table sets forth certain information with respect to options exercised under the Option Plan during the fiscal year ended September 30, 1997 by the executive officers of the Company who are named in the Summary Compensation Table:

               Aggregated Option/SAR Exercises In Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

------------------------------------------------------------------------------------------------------------------
                                                            Number of Securities
                                                           Underlying Unexercised          Value of Unexercised
                              Shares        Value               Options/SARs             In-the-Money Options/SARs
                             Acquired      Realized         at Fiscal Year-End             at Fiscal Year-End
                           on Exercise   on Exercise                (#)                             ($)
          Name                 (#)           ($)         Exercisable/Unexercisable       Exercisable/Unexercisable
          ----                 ---           ---         -------------------------       -------------------------
Terry Clontz                    0            --                16,667/208,333                $105,252/$990,498
Richard P. Kleinknecht          0            --                     --                              --
Peter J. Kleinknecht            0            --                     --                              --
Gerald E. Starr                 0            --                   0/40,000                      $0/$261,350
Russell G. Kleinknecht          0            --                21,332/125,668                $130,629/$776,551

Stock Purchase Plan - General Plan Information

      The Company adopted the IPC Information Systems, Inc. Employee Stock Purchase Plan ("Stock Purchase Plan") effective October 3, 1994. The Stock Purchase Plan is intended to enable eligible employees of the Company and its participating subsidiaries to purchase Common Stock of the Company and is intended to qualify as an "employee stock purchase plan under Section 423 of the Code. The Stock Purchase Plan is administered by the Company's Compensation Committee (the "Committee") which has full power to interpret the terms and adopt, amend and repeal the rules for implementing and administering the Stock Purchase Plan. The Company has reserved 526,813 shares for issuance under the Stock Purchase Plan. At January 1, 1998, 477,393 shares are reserved for future issuance after subtraction of 10,373 shares, 20,953 shares and 18,094 shares issued in respect of the 1995, 1996 and 1997 offering periods, respectively.

      Common Stock has been offered for sale pursuant to the Stock Purchase Plan during offering periods established by the Committee. The purchase price, determined on a calendar year basis, will be the lesser of 90% of the Fair Market Value on the last business day or 100% of the Fair Market Value on the first business day of the offering period, but not less than 85% of the lesser of the Fair Market Value on the date of grant or exercise of the purchase right. Employees participate in the Stock Purchase Plan through payroll deductions in an amount ranging from 1% to 10% of base pay. Otherwise eligible employees will not be granted a purchase right under the Stock Purchase Plan if, after grant of such purchase right, the employee would own shares, options or other rights to purchase 5% or more of the stock of the Company, or if the employee's rights to purchase under this and any other employee stock purchase plan would exceed $25,000 of stock in any calendar year. Unless a participant elects to withdraw from the Stock Purchase Plan, the participant will be deemed to have automatically exercised a purchase right on the last day of the offering period.

      Certificates issued under the Stock Purchase Plan may be subject to such transfer or other restrictions as the Committee may designate. Additionally, "affiliates" of the Company may be subject to restrictions on resale and executive officers, directors and 10% shareholders are subject to certain reporting requirements under Section 16 of the Exchange Act.

      Fifty-one employees participated in payroll deductions through the end of the 1995 fiscal year which resulted in the issuance of 10,373 shares of the Company's Common Stock after the conclusion of the offering period on December 29, 1995. Ninety-three employees participated in payroll deductions through the end of the 1996 fiscal year which resulted in the issuance of 20,953 shares of the Company's Common Stock after the conclusion of the offering period on December 31, 1996. Sixty-eight employees participated in payroll deductions through the end of the 1997 fiscal year which resulted in the issuance of 18,094 shares of the Company's Common Stock after the conclusion of the offering period on December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Richard P. Kleinknecht, the Company's Chairman, and Peter J. Kleinknecht, the Company's Vice Chairman, are controlling stockholders and executive officers of several other entities that do business from time to time with the Company and certain of its customers. These entities include Kleinknecht Electric Company, Inc., a New York company ("KEC-NY"), Kleinknecht Electric Company, Inc., a New Jersey company ("KEC-NJ"), both electrical services companies, and Humaco Leasing & Holding Corporation ("Humaco"), a tool and vehicle leasing company.

      As of October 1, 1993, the Company and KEC-NY entered into a 20-year contract with respect to a pool of field technicians and administrative employees, who are members of the International Brotherhood of Electrical Workers ("IBEW"), Local 3 and are utilized by either the Company or KEC-NY on an ongoing or per project basis. The Company and KEC-NJ also entered into a comparable 20-year agreement with respect to a similar pool of employees who are members of IBEW, Local 164T. The Company, KEC-NY and KEC-NJ have benefited from these arrangements by allowing each company to draw from a larger pool of field technicians and retaining the more highly trained and skilled technicians for a broader range of projects. KEC-NY and KEC-NJ are responsible for administering the payroll and related services for Company employees in these pools. The Company pays all such compensation and benefits by reimbursement to KEC-NY or KEC-NJ, as appropriate, plus an administration fee equal to 2.5% of such costs. Effective October 3, 1996, the parties agreed to amend this agreement to provide for a flat administrative fee of $50,000 per month (to be apportioned between KEC-NY and KEC-NJ for the period from October 1, 1996 through October 1, 1997. The total amounts paid by the Company for compensation and benefits under these arrangements in the fiscal years ended September 30, 1997, 1996 and 1995 were $54.9, $54.9 and $40.7 million, respectively. In addition, the Company paid $0.6, $1.4 and $1.0 million in the fiscal years ended September 30, 1997, 1996 and 1995, respectively, in related administrative fees.

      The Company periodically subcontracts certain work to KEC-NY or KEC-NJ. Amounts charged to these companies under subcontracts with the Company for the years ended September 30, 1997, 1996 and 1995 were approximately $0.1, $1.0 and $2.2 million, respectively, while amounts charged to the Company under subcontracts with these companies were approximately $0.3, $0.7 and $0.6 million, respectively.

      The Company, KEC-NY and KEC-NJ entered into a 20-year agreement dated as of May 9, 1994 with respect to corporate opportunities regarding electrical and communications cable infrastructures. KEC-NY and KEC-NJ have agreed not to bid for or accept any communications cabling jobs in competition with the Company, if the Company intends to bid or accept such work. The Company, which is not a licensed electrical contractor, has agreed to refrain from bidding for or accepting, without the consent of KEC-NY or KEC-NJ, opportunities that combine both electrical and communications cabling work. IPC has also agreed to continue to refer to KEC-NY and KEC-NJ certain electrical contracting bid opportunities which may arise.

      The Company has from time to time rented certain equipment from Humaco. There were no equipment rentals from affiliated companies during fiscal 1997. During the years ended September 30, 1996 and 1995, approximately $0.9 and $1.0 million, respectively, of equipment rentals were utilized. The Company, under month to month arrangements, has rented three facilities from entities controlled by Richard P. and Peter J. Kleinknecht. For the years ended September 30, 1997, 1996 and 1995, approximately $0.2, $0.5 and $0.5 million, respectively, of such lease expense was incurred.

      The Company lent Russell G. Kleinknecht $98,371, with interest accruing at 6% per annum. As of September 30, 1997, the total amount outstanding under this loan and under employee advances in the principal amount of $140,000 (inclusive of accrued interest) was $276,739.

Contel Litigation

      During the fiscal year ended September 30, 1996, Knight Ventures, Inc. ("KVI"), a company principally owned by Richard P. Kleinknecht and Peter J. Kleinknecht (the "Principal Stockholders"), and the former parent of the Company, agreed to settle its litigation with Contel Corporation ("Contel") over, among other claims, responsibility for taxes, tax liens, tax assessments and tax warrants with respect to Contel IPC, for periods prior to the acquisition of the Company from Contel

      As of May 9, 1994, the Company, KVI and the Principal Stockholders entered into a Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to their respective income tax liabilities and certain related matters as a consequence of the Company's termination of its S Corporation status and its initial public offering. In addition, the Company, KVI and the Principal Stockholders agreed, to the extent that either KVI or the Principal Stockholders receives any cash proceeds or other benefit in the form of a reduction in amounts payable to Contel, as a consequence of the litigation, they will pay to the Company the lesser of (i) such benefit or (ii) the amount paid by the Company for taxes and related charges subject to the dispute, plus the amount of any expenses of such litigation incurred by the Company following the consummation of the Company's initial public offering.

      As of May 15, 1996, Contel, KVI, the Principal Stockholders and the Company, although not a party to the litigation, entered into a settlement agreement and mutual releases. In connection with this settlement agreement, KVI has executed, and the Principal Stockholders have guaranteed, a note payable to the Company, in the amount of $1.3 million, to fulfill obligations under the Tax Agreement. As of December 31, 1997, this note, together with accrued interest, was paid in full by KVI.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Under the securities laws of the United States, the Company's directors, executive officers and any person holding more than ten percent of the Company's Common Stock are required to file initial reports of ownership of the Company's Common Stock and reports of changes in that ownership at the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Specific due dates for these reports have been established, and the Company is required to disclose in this Proxy Statement any failure to file by these dates.

      Form 3s are required to be filed within ten days after the event by which an individual becomes a reporting person. Form 4s are required to be filed within ten days after the end of the reporting month. Form 5s are required to be filed on or before the forty-fifth day after the end of the issuer's fiscal year. Based upon information available to it, the Company believes that all Form 3s, Form 4s and Form 5s required to be filed during the fiscal year ended September 30, 1997 were filed on a timely basis.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IPC INFORMATION SYSTEMS, INC.

Date: January 28, 1998                             By:/s/ Terry Clontz
                                                      ----------------
                                                      Terry Clontz
                                                      President and Chief
                                                      Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Signature                                      Title                 Date

             /s/ RICHARD P. KLEINKNECHT                Chairman                                January 28, 1998
------------------------------------------------------                                     --------------------------
               Richard P. Kleinknecht

              /s/ PETER J. KLEINKNECHT                 Vice Chairman                           January 28, 1998
------------------------------------------------------                                     --------------------------
                Peter J. Kleinknecht

                  /s/ TERRY CLONTZ                     Chief Executive Officer,                January 28, 1998
------------------------------------------------------ President and Director              --------------------------
                    Terry Clontz                       (Principal Executive Officer)

                 /s/ BRIAN L. REACH                    Chief Financial Officer                 January 28, 1998
------------------------------------------------------ (Principal Financial Officer)       --------------------------
                   Brian L. Reach                      (Principal Accounting Officer)

               /s/ ROBERT J. MCINERNEY                 Director                                January 28, 1998
------------------------------------------------------                                     --------------------------
                 Robert J. McInerney

                                       14
