Form 10-Q
period 1997-12-31
IPC INFORMATION SYSTEMS INC
filed 1998-02-03
CIK 923071

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  December 31, 1997

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

                         Yes   X     No
                              ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

          Class                              Outstanding at January 26, 1998
Common Stock par value $0.01                         10,739,446 shares

                          IPC INFORMATION SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                          PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 1997
and September 30, 1997                                    2

Consolidated Statements of Operations for the
Three Months Ended December 31, 1997 and 1996             3

Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1997 and 1996             4

Notes to Consolidated Financial Statements                5 - 7


ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                       8 - 12


PART  II.   OTHER INFORMATION                             12

SIGNATURES                                                13

                        IPC INFORMATION SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
             (Dollar amounts in thousands, except per share amounts)


                                                                                December 31,    September 30,
                                                                                    1997           1997
                                                                                ----------      -------------
                              ASSETS:
Current assets:

   Cash and cash equivalents ..........................................           $  3,655       $  1,465
   Trade receivables, less allowance of $1,515 ........................             65,887         61,791
   Inventories ........................................................             36,883         33,557
   Prepaid expenses and other current assets ..........................             13,333         13,426
                                                                                  --------       --------
                     Total current assets .............................            119,758        110,239

Property, plant and equipment, net ....................................             40,420         38,314
Other assets, net .....................................................              9,610          9,809
                                                                                  --------       --------
Total assets ..........................................................           $169,788       $158,362
                                                                                  ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

  Note payable ........................................................           $     --       $  3,200
  Accounts payable ....................................................             14,333         18,042
  Accrued liabilities .................................................             28,408         21,395
  Customer advances and deferred revenue ..............................             23,843         17,682
  Current portion of capital leases ...................................              3,363          2,987
                                                                                  --------       --------
                     Total current liabilities ........................             69,947         63,306
 Long-term debt, net of current portion ...............................              2,124          2,133
 Lease obligations, net of current portion ............................             11,085         10,336
 Other liabilities ....................................................              5,318          5,677
                                                                                  --------       --------
                     Total liabilities ................................             88,474         81,452
                                                                                  --------       --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 par value, authorized 25,000,000 shares; issued
     10,979,964 and 10,932,675 shares; outstanding 10,737,779 and
     10,690,490 at December 31, 1997 and September 30, 1997, respectively              110           109
  Paid-in capital .....................................................             48,600        47,922
  Retained earnings ...................................................             33,322        29,597
     Less treasury stock, at cost, 242,185 shares .....................               (718)         (718)
                                                                                 ---------     ---------
                     Total stockholders' equity .......................             81,314        76,910
                                                                                 ---------     ---------
                     Total liabilities and stockholders' equity .......          $ 169,788     $ 158,362
                                                                                 =========     =========

                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                (Amounts in thousands, except per share amounts)

                                                                        Three Months Ended
                                                                          December 31,
                                                                       --------------------
                                                                         1997        1996
                                                                       --------    --------
Revenue:
   Product sales and installation ..................................   $ 38,441    $ 39,798
   Service .........................................................     28,611      19,613
                                                                       --------    --------
                                                                         67,052      59,411
                                                                       --------    --------
Cost of revenue:
   Product sales and installation ..................................     22,185      28,333
   Service .........................................................     18,240      13,504
                                                                       --------    --------
                                                                         40,425      41,837
                                                                       --------    --------
                     Gross profit ..................................     26,627      17,574
Research and development expenses ..................................      2,404       2,372
Selling, general and administrative expenses .......................     16,557      13,847
                                                                       --------    --------
                     Income from operations ........................      7,666       1,355
Interest income/(expense), net .....................................       (440)       (463)
Other income/(expense), net ........................................        (39)        261
                                                                       --------    --------
                     Income before provision for income taxes ......      7,187       1,153
Provision for income taxes .........................................      3,593         587
                                                                       --------    --------
                     Net income ....................................   $  3,594    $    566
                                                                       ========    ========
Basic earnings per share ...........................................   $   0.34    $   0.05
                                                                       --------    --------
Basic weighted average shares outstanding ..........................     10,711      10,647
                                                                       --------    --------
Diluted earnings per share .........................................   $   0.33    $   0.05
                                                                       --------    --------
Diluted weighted average shares outstanding ........................     10,865      10,758
                                                                       --------    --------


                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          (Dollar amounts in thousands)

                                                                             Three months ended December 31,
                                                                             -------------------------------
                                                                                     1997      1996
                                                                                     ----      -----
Cash flows from operating activities:
      Net income ............................................................      $ 3,594    $   566
      Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization expense ..............................        2,418      1,478
         Other amortization .................................................          369        229
         Provision for doubtful accounts ....................................          267          5
      Changes in operating assets and liabilities:
         Trade receivables ..................................................       (4,076)     1,859
         Inventories ........................................................       (3,094)    (5,792)
         Prepaid expenses and other current assets ..........................        2,773       (159)
         Other assets .......................................................         (152)      (394)
         Accounts payable ...................................................       (3,877)     7,458
         Accrued liabilities and other liabilities ..........................        4,603     (2,016)
         Customer advances and deferred revenue .............................        6,020      5,125
                                                                                   -------    -------
                          Net cash provided by operating activities .........        8,845      8,359
Cash flows from investing activities:
         Capital expenditures ...............................................       (2,212)    (2,614)
         Contingent acquisition payments to Bridge Electronics, Inc. ........         (375)      (375)
                                                                                   -------    -------
                          Net cash (used in) investing activities ...........       (2,587)    (2,989)
Cash flows from financing activities:
         Net repayments of note payable .....................................       (3,200)    (6,000)
         Principal payments on capital leases ...............................         (978)      (431)
         Repayment of long-term debt ........................................           (9)        --
         Proceeds from exercise of stock options ............................          416         40
                                                                                   -------    -------
                          Net cash (used in) financing activities ...........       (3,771)    (6,391)
Effect of exchange rate changes on cash .....................................         (297)       (39)
                                                                                   -------    -------
Net increase (decrease) in cash .............................................        2,190     (1,060)
Cash and cash equivalents, beginning of period ..............................        1,465      2,306
                                                                                   -------    -------
Cash and cash equivalents, end of period ....................................      $ 3,655    $ 1,246
                                                                                   =======    =======

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of December 31, 1997, and the results of its operations for the three months ended December 31, 1997 and 1996, and its cash flows for the three months ended December 31, 1997 ("1997 period") and 1996 ("1996 period"), in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the 1997 period are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's Form 10-K for the fiscal year ended September 30, 1997.

2. Components of inventories:

                                                                                     (Dollar amounts in thousands)
                                                                                   December 31,         September 30,
                                                                                     1997                 1997
                                                                                 ---------------       ----------------
Parts, subassemblies and manufacturing work in process                               $11,090               $10,917
Inventory on customer sites awaiting installation                                     17,883                14,230
Parts and maintenance supplies in field                                                7,910                 8,410
                                                                                 ===============       ===============

                                                                                     $36,883               $33,557
                                                                                 ===============       ===============

3. The Company maintains short-term credit facilities with various banks up to $35.0 million of which none was outstanding at December 31, 1997. The weighted average interest rate was 6.63% during the 1997 period as compared to 6.43% in the 1996 period.

4. The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share:


                                                      (Dollar amounts in thousands,
                                                         except per share amounts)
                                                      December 31,        December 31,
                                                         1997                 1996
                                                      ----------           ----------
Basic earnings per share computation
Numerator                                             $   3,594           $      566
                                                      ---------           ----------
Denominator:
     Weighted average common shares outstanding          10,711               10,647
                                                      ---------           ----------
Total shares                                             10,711               10,647
                                                      ---------           ----------
Basic EPS                                             $    0.34           $     0.05
                                                      =========           ==========

Diluted earnings per share computation
Numerator                                             $   3,594           $      566
                                                      ---------           ----------
Denominator:
     Weighted average common shares outstanding          10,711               10,647
     Common stock equivalent of stock options               154                  111
                                                      ---------           ----------
Total shares                                             10,865               10,758
                                                      ---------           ----------
Diluted EPS                                           $    0.33           $     0.05
                                                      =========           ==========


Approximately 150,000 and 65,500 options were outstanding for the 1997 period and 1996 period, respectively, which were not included in the computation of diluted EPS because the options exercise price exceeded the average market price of the Company's common stock for each period.

5. On December 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and Arizona Acquisition Corp., a Delaware corporation ("AAC"), pursuant to which AAC will be merged with and into the Company, with the Company being the surviving corporation (the "Merger"). AAC is a subsidiary owned by Cable Systems Holding, LLC, a Delaware limited liability company ("CSH LLC") and its subsidiaries, including Cable Systems International, Inc., a Delaware corporation ("CSI"). CSH LLC is a Delaware limited liability company, a majority of whose membership interests are owned by Citicorp Venture Capital, Ltd., a New York corporation ("CVC"), officers and employees thereof, and members of management of CSH LLC and CSI.

      The Merger will be accounted for as a leveraged recapitalization. The Merger Agreement is subject to regulatory review and approval by stockholders representing a majority of outstanding shares at a meeting of stockholders anticipated to be held shortly after the second fiscal quarter ending March 31, 1998. In accordance therewith, stockholders may elect to retain shares in the surviving company (subject to a maximum aggregate share retention of 46% of outstanding shares as of an election date to be determined) or to receive $21.00 cash for each outstanding share. Not more than 90% of outstanding shares may receive cash consideration and the maximum total cash consideration to stockholders, assuming no change to shares outstanding as of January 26, 1998, will be $217.5 million.

      At the Merger, in accordance with certain commitments to the Company and assuming the maximum number of shares electing cash consideration, AAC will be capitalized with $72.0 million (the "Equity Financing Commitment"), to be funded by CVC (together with affiliates) to purchase securities of CSH LLC and then invested by CSH LLC into AAC. The Company will also raise $157.0 million through the issuance of senior subordinated debt securities and up to $75.0 million through a revolving credit facility. Morgan Stanley & Co. Incorporated and Goldman Sachs & Company, and Morgan Stanley Senior Funding, Inc. have committed to CVC and AAC to provide the senior subordinated debt securities and revolving credit facilities, respectively, subject to certain terms and conditions (collectively, the "Debt Financing Commitments"). The Debt Financing Commitments will be assigned to the Company which will borrow these funds to consummate this transaction. The proceeds of the Debt Financing Commitments and the Equity Financing Commitment will be used in part to pay stockholders who elect to receive cash and will also provide working capital for the Company after the Merger.

      In connection with the execution of the Merger Agreement, AAC entered into a Stockholders Agreement with Richard P. Kleinknecht, Peter J. Kleinknecht, Russell G. Kleinknecht and certain family members and trusts controlled by said persons, pursuant to which these individuals and trusts, subject to certain conditions, have agreed to vote all of the 6,906,554 shares of Company common stock owned or controlled by them in favor of the transaction and against certain actions which can reasonably be expected to impede or adversely affect the Merger. The 6,906,554 shares represent approximately 64.3% of the 10,739,446 shares of Company common stock outstanding on January 26, 1998. At December 31, 1997, the Company has deferred $3.4 million of cost related to the proposed Merger and financing, of which approximately $1.0 million has been paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

Overview

         IPC Information Systems, Inc. (together with its subsidiaries, the "Company" or "IPC") is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services trading room voice communication systems ("turret systems") and installs and services the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial trading community. In addition, through its subsidiary, International Exchange Networks, Ltd. ("IXnet"), the Company operates an international voice and data network (the "IXnet Network"), providing a variety of dedicated private line, managed data and switched services, which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community.

         The Company's operations include turret systems, Information Transport Systems ("I.T.S.") and network services (IXnet). The Company accounts for sales of turret systems to distributors and direct sales and installations of turret systems as "turret sales and installation." The Company accounts for revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "turret service." The Company accounts for revenue from I.T.S. design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers, from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "I.T.S. sales, installation and service." Additionally, the Company accounts for revenue derived from the IXnet Network as "network services."

         Revenue from turret and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret systems to distributors, which is recognized upon shipment of turret products by IPC. Invoices representing progress payments are submitted during various stages of the installation. The revenue attributable to such advance payments is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from network services are recognized in the month the service is provided.

         Cost of revenue for turret systems and I.T.S. includes material and labor associated with the installation of a project or service. Cost of revenue for network services includes charges from carriers for bandwidth associated with network services revenue.

         Due to the substantial sales price of the Company's large turret and I.T.S. installations and the Company's recognition of revenue only upon completion of installations, revenue and operating results could fluctuate significantly from quarter to quarter. However, the Company's service business generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations could be somewhat diminished in the future as the Company's service business expands.

Results of Operations

Revenue. Total revenue increased by $7.7 million, or 12.9%, to $67.1 million in the 1997 period from $59.4 million in the 1996 period.

         Turret sales and installation and service revenue increased by $11.0 million, or 28.8%, to $49.0 million in the 1997 period from $38.0 million in the 1996 period. The revenue increase related to new installations was $9.5 million, primarily from sales of the Company's Tradenet MX product. The increase in service revenue in the 1997 period as compared to the comparable prior-year period was $1.5 million, principally due to the Company's increasing customer base.

         Revenue from I.T.S. sales, installation and service decreased by $7.6 million, or 41.7%, to $10.7 million in the 1997 period from $18.3 million in the 1996 period. I.T.S. revenue from new installations decreased $10.8 million in the 1997 period as compared with the 1996 period. The decrease is primarily due to fewer new installation projects recognized as revenue in the current period compared with the comparable prior-year period which management believes is due to the timing of sales cycles and not a permanent market condition. Partially offsetting the decrease in I.T.S. installation revenue was an increase in service related revenue of $3.2 million in the 1997 period as compared to the 1996 period. The increase in service revenue is partially related to moves, adds and changes from several large new installation projects which were recognized as revenue in prior quarters.

         Revenue from network services, classified as service revenue, increased by $4.3 million, or 140.7%, to $7.4 million in the 1997 period from $3.1 million in the 1996 period. The increase is related to the increased customer base and increased customer utilization of IXnet's international telecommunication network during the 1997 period. Annualized revenue for the month of December 1997 was $29.4 million, an increase in excess of 147% as compared with the 1996 period.

Cost of Revenue. Cost of revenue (as a percentage of revenue) of 60.3% for the 1997 period decreased as compared to 70.4% in the 1996 period. The decrease is principally attributable to turret sales and installation and service revenue which was partially offset by an increase in cost related to network services revenue. The lower costs of turret revenue resulted from a higher percentage of revenue from products manufactured by the Company (Tradenet MX) during the 1997 period as compared to the turret revenue mix during the 1996 period. Turret sales and installation from manufactured products contain a lower cost of revenue as compared to third party products, I.T.S. sales, installation and service and network services.

Research and Development. Research and development expenses remained consistent at $2.4 million for both the 1997 period and 1996 period. Research and development expenses remained consistent due to initiatives taken by the Company in fiscal 1997 to ensure research and development spending is focused on the continued integration of the Tradenet MX turret with the IXnet Network as well as the enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $2.7 million, or 19.6%, to $16.6 million in the 1997 period from $13.9 in the 1996 period. Approximately, $2.1 million of the increase (of which $0.6 million is depreciation) is due to infrastructure costs associated with the expansion of the IXnet Network, people resources and other expenses required to build, manage and grow this business. The Company intends to continue to invest in the IXnet Network. As the Company deploys this network, management anticipates that S,G&A will increase. These expenses will be incurred prior to the realization of revenue.

Interest Income/(Expense). Interest expense, net for the 1997 period decreased slightly to $0.4 million from $0.5 million in the 1996 period. The decrease resulted from lower utilization of the Company's revolving credit facilities during the current period, partially offset by interest expense associated with an increase in the Company's capital lease obligations.

Provision for Income Taxes. The Company's effective tax rate was 50.0% for the 1997 period compared to 50.9% for the 1996 period.

Liquidity and Capital Resources

         Net cash provided by operating activities was $8.8 million in the 1997 period as compared to net cash provided by operating activities for the 1996 period of $8.4 million. Net cash provided by operating activities for the 1997 period reflects a significant improvement in income from operations and higher depreciation expense as compared with the 1996 period, which was principally related to working capital improvements. The increase in depreciation and amortization expense is largely the result of increased capital expenditures, of which $2.1 million was financed with capital lease obligations principally for IXnet during the 1997 period as compared with $3.7 million in the similar period of the prior-year.

         Cash used in investing activities was $2.6 million in the 1997 period as compared with $3.0 million in the 1996 period. Net cash used in investing activities include expenditures related to the acquisition of IPC Bridge and for property, plant and equipment, principally for the IXnet Network.

         The Company maintains short-term credit facilities with various banks up to $35.0 million of which none was outstanding at December 31, 1997. The weighted average interest rate was 6.63% during the 1997 period as compared to 6.43% in the comparable prior year period.

         In April 1997, the Company purchased its sole manufacturing facility and related land in Westbrook, Connecticut for $2.5 million using the Company's short-term credit facility. In July 1997, this purchase was refinanced through a mortgage agreement with a bank for $2.2 million. The term of the mortgage is for eight years with a twenty year payout bearing interest at Libor plus 125 basis points. The Company entered into an interest rate swap agreement with its bank in order to fix the interest rate over the eight year term at an effective interest rate of 7.85%.

         In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment, aggregating approximately $2.1 million for the 1997 period as compared with $3.7 million for the similar period of the prior-year.

         On December 18, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and Arizona Acquisition Corp., a Delaware corporation ("AAC"), pursuant to which AAC will be merged with and into the Company, with the Company being the surviving corporation (the "Merger"). AAC is a subsidiary owned by Cable Systems Holding, LLC, a Delaware limited liability company ("CSH LLC") and its subsidiaries, including Cable Systems International, Inc., a Delaware corporation ("CSI"). CSH LLC is a Delaware limited liability company, a majority of whose membership interests are owned by Citicorp Venture Capital, Ltd., a New York corporation ("CVC"), officers and employees thereof, and members of management of CSH LLC and CSI.

      The Merger will be accounted for as a leveraged recapitalization. The Merger Agreement is subject to regulatory review and approval by stockholders representing a majority of outstanding shares at a meeting of stockholders anticipated to be held shortly after the second fiscal quarter ending March 31, 1998. In accordance therewith, stockholders may elect to retain shares in the surviving company (subject to a maximum aggregate share retention of 46% of outstanding shares as of an election date to be determined) or to receive $21.00 cash for each outstanding share. Not more than 90% of outstanding shares may receive cash consideration and the maximum total cash consideration to stockholders, assuming no change to shares outstanding as of January 26, 1998, will be $217.5 million.

      At the Merger, in accordance with certain commitments to the Company and assuming the maximum number of shares electing cash consideration, AAC will be capitalized with $72.0 million (the "Equity Financing Commitment"), to be funded by CVC (together with affiliates) to purchase securities of CSH LLC and then invested by CSH LLC into AAC. The Company will also raise $157.0 million through the issuance of senior subordinated debt securities and up to $75.0 million through a revolving credit facility. Morgan Stanley & Co. Incorporated and Goldman Sachs & Company, and Morgan Stanley Senior Funding, Inc. have committed to CVC and AAC to provide the senior subordinated debt securities and revolving credit facilities, respectively, subject to certain terms and conditions (collectively, the "Debt Financing Commitments"). The Debt Financing Commitments will be assigned to the Company which will borrow these funds to consummate this transaction. The proceeds of the Debt Financing Commitments and the Equity Financing Commitment will be used in part to pay stockholders who elect to receive cash and will also provide working capital for the Company after the Merger.

         In connection with the execution of the Merger Agreement, AAC entered into a Stockholders Agreement with Richard P. Kleinknecht, Peter J. Kleinknecht, Russell G. Kleinknecht and certain family members and trusts controlled by said persons, pursuant to which these individuals and trusts, subject to certain conditions, have agreed to vote all of the 6,906,554 shares of Company common stock owned or controlled by them in favor of the transaction and against certain actions which can reasonably be expected to impede or adversely affect the Merger. The 6,906,554 shares represent approximately 64.3% of the 10,739,446 shares of Company common stock outstanding on January 26, 1998. At December 31, 1997, the Company has deferred $3.4 million of cost related to the proposed Merger and financing, of which approximately $1.0 million has been paid.

         The Company believes that cash flows from operations and credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future. The Company does not rule out seeking additional debt or equity for other corporate purposes.

         With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for the fiscal year ended September 30, 1997.

                           Part II - Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

         (a) Exhibit Number 27 Financial Data Schedule

         (b) Form 8-K - On December 24, 1997, the Company filed a Form 8-K reporting under Item 5. Other Events that the Company had entered into an Agreement and Plan of Merger by and between the Company and Arizona Acquisition Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          IPC INFORMATION SYSTEMS, INC.

Dated:      February 3, 1998       By: /s/ TERRY CLONTZ
                                       --------------------
                                       Terry Clontz
                                       President and
                                       Chief Executive Officer

Dated:      February 3, 1998       By: /s/ BRIAN REACH
                                       --------------------
                                       Brian L. Reach
                                       Vice President, Chief Financial Officer