Form 10-Q
period 1998-03-31
IPC INFORMATION SYSTEMS INC
filed 1998-05-14
CIK 923071

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  March 31, 1998

Commission file number   0-25492



                          IPC Information Systems, Inc.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

            Delaware                                      58-1636502
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


           Wall Street Plaza, 88 Pine Street, New York, NY      10005
           ----------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)


       Registrant's telephone number, including area code    212 825-9060


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  _X_       No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 29, 1998
----------------------------                       -----------------------------
Common Stock par value $0.01                             10,740,445 shares

                          IPC INFORMATION SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 1998
and September 30, 1997                                                    2

Consolidated Statements of Operations for the Three and
Six Months Ended March 31, 1998 and 1997                                  3

Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1998 and 1997                                  4

Pro Forma Consolidated Balance Sheet at March 31, 1998                    5

Pro Forma Consolidated Statement of Operations for the
Six Months Ended March 31, 1998                                           6

Notes to Consolidated Financial Statements                              7 - 12

ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    13 - 18


PART  II.   OTHER INFORMATION                                            18

SIGNATURES                                                               19

                          IPC INFORMATION SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                                                      March 31,  September 30,
                                                                                        1998         1997
                                                                                     ---------    ---------
                                     ASSETS:
Current assets:
   Cash and cash equivalents ...................................................     $   8,435     $   1,465
   Trade receivables, less allowance of $1,815 and $1,515, respectively ........        68,162        61,791
   Inventories .................................................................        43,778        33,557
   Prepaid expenses and other current assets ...................................        15,395        13,426
                                                                                     ---------     ---------
               Total current assets ............................................       135,770       110,239

Property, plant and equipment, net .............................................        46,642        38,314
Goodwill, net ..................................................................        13,157         8,481
Other assets, net ..............................................................         1,544         1,328
                                                                                     ---------     ---------
               Total assets.....................................................     $ 197,113     $ 158,362
                                                                                     =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable ................................................................     $   6,710     $   3,200
  Accounts payable .............................................................        19,612        18,042
  Accrued liabilities ..........................................................        28,421        21,395
  Customer advances and deferred revenue .......................................        36,471        17,682
  Current portion of capital leases ............................................         3,618         2,987
                                                                                     ---------     ---------
               Total current liabilities .......................................        94,832        63,306
 Long-term debt, net of current portion ........................................         2,110         2,133
 Lease obligations, net of current portion .....................................        11,661        10,336
 Other liabilities .............................................................         4,959         5,677
                                                                                     ---------     ---------
               Total liabilities ...............................................       113,562        81,452
                                                                                     ---------     ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 par value, authorized 25,000,000 shares; issued
     10,982,630 and 10,932,675 shares; outstanding 10,740,445 and
     10,690,490 at March 31, 1998 and September 30, 1997, respectively .........           110          109
  Paid-in capital ..............................................................        48,651       47,922
  Retained earnings ............................................................        35,508       29,597
     Less treasury stock, at cost, 242,185 shares ..............................          (718)        (718)
                                                                                     ---------    ---------
               Total stockholders' equity ......................................        83,551       76,910
                                                                                     ---------    ---------
               Total liabilities and stockholders' equity ......................     $ 197,113    $ 158,362
                                                                                     =========    =========


                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                (Amounts in thousands, except per share amounts)

                                                                 Three Months Ended        Six Months Ended
                                                                      March 31,                March 31,
                                                              ----------------------    ----------------------
                                                                 1998         1997         1998         1997
                                                              ---------    ---------    ---------    ---------
Revenue:
   Product sales and installation ........................... $  31,842    $  46,114    $  70,283    $  85,912
   Service ..................................................    29,303       20,068       57,914       39,681
                                                              ---------    ---------    ---------    ---------
                                                                 61,145       66,182      128,197      125,593
                                                              ---------    ---------    ---------    ---------
Cost of revenue:
   Product sales and installation ...........................    18,610       30,903       40,795       59,236
   Service ..................................................    18,822       14,465       37,062       27,969
                                                              ---------    ---------    ---------    ---------
                                                                 37,432       45,368       77,857       87,205
                                                              ---------    ---------    ---------    ---------
                Gross profit ................................    23,713       20,814       50,340       38,388

Research and development expenses ...........................     2,657        2,319        5,061        4,691
Selling, general and administrative expenses ................    17,006       16,242       33,563       30,089
                                                              ---------    ---------    ---------    ---------
                Income from operations ......................     4,050        2,253       11,716        3,608
Interest income/(expense), net ..............................      (452)        (307)        (892)        (770)
Other income/(expense), net .................................       (38)         102          (77)         363
                                                              ---------    ---------    ---------    ---------
                Income before provision for income taxes ....     3,560        2,048       10,747        3,201
Provision for income taxes ..................................     1,406          807        4,999        1,394
                                                              ---------    ---------    ---------    ---------
                Net income .................................. $   2,154    $   1,241    $   5,748    $   1,807
                                                              =========    =========    =========    =========

Basic earnings per share .................................... $    0.20    $    0.12    $    0.54    $    0.17
                                                              ---------    ---------    ---------    ---------

Basic weighted average shares outstanding ...................    10,740       10,651       10,726       10,651
                                                              ---------    ---------    ---------    ---------

Diluted earnings per share .................................. $    0.20    $    0.12    $    0.53    $    0.17
                                                              ---------    ---------    ---------    ---------

Diluted weighted average shares outstanding .................    10,892       10,651       10,883       10,684
                                                              ---------    ---------    ---------    ---------

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          (Dollar amounts in thousands)

                                                                      Six Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                     1998          1997
                                                                   --------      --------
Cash flows from operating activities:
   Net income ...................................................  $  5,748      $  1,807
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization expense .....................     5,063         3,411
      Other amortization ........................................       971           465
      Provision for doubtful accounts ...........................       574           170
      Interest on notes payable .................................        50
   Changes in operating assets and liabilities:
      Trade receivables .........................................    (5,707)        9,215
      Inventories ...............................................    (9,702)       (5,970)
      Prepaid expenses and other current assets .................       850        (1,909)
      Other assets ..............................................      (154)          (59)
      Accounts payable ..........................................       524         5,820
      Accrued liabilities and other liabilities .................     4,386         1,860
      Customer advances and deferred revenue ....................    18,396         4,639
                                                                   --------      --------
              Net cash provided by operating activities .........    20,999        19,449
Cash flows from investing activities:
   Capital expenditures .........................................    (8,302)       (4,511)
   Contingent acquisition payments to Bridge Electronics, Inc. ..      (750)         (750)
                                                                   --------      --------
              Net cash (used in) investing activities ...........    (9,052)       (5,261)
Cash flows from financing activities:
   Net repayments of note payable ...............................    (3,200)      (12,700)
   Principal payments on capital leases .........................    (1,533)         (662)
   Repayment of long-term debt ..................................       (23)
   Proceeds from exercise of stock options ......................       468            40
                                                                   --------      --------
              Net cash (used in) financing activities ...........    (4,288)      (13,322)
Effect of exchange rate changes on cash .........................      (689)         (525)
                                                                   --------      --------
Net increase in cash ............................................     6,970           341
Cash and cash equivalents, beginning of period ..................     1,465         2,306
                                                                   --------      --------
Cash and cash equivalents, end of period ........................  $  8,435      $  2,647
                                                                   ========      ========

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                Pro Forma Consolidated Balance Sheet (unaudited)
                                 March 31, 1998
             (Dollar amounts in thousands, except per share amounts)

                                                                                                     Pro forma
                                                                                      Historical    adjustments        Pro forma
                                                                                      ----------    -----------        ---------
Current assets:
  Cash and cash equivalents .....................................................     $   8,435      $   9,127 (a)     $  17,562
  Trade receivables, less allowance of $1,815 ...................................        68,162             --            68,162
  Inventories ...................................................................        43,778             --            43,778
  Prepaid expenses and other current assets .....................................        15,395         (4,179)(e)        11,216
                                                                                      ---------      ---------         ---------
                Total current assets ............................................       135,770          4,948           140,718

Property, plant and equipment, net ..............................................        46,642                           46,642
Goodwill, net ...................................................................        13,157          5,333 (i)        18,490
Other assets, net ...............................................................         1,544         11,211 (e)        12,755
                                                                                      ---------      ---------         ---------
                Total assets ....................................................     $ 197,113      $  21,492         $ 218,605
                                                                                      =========      =========         =========

Current liabilities:
  Note payable ..................................................................         6,710             --         $   6,710
  Accounts payable ..............................................................        19,612             --            19,612
  Accrued liabilities ...........................................................        28,421      $  (3,681)(f)        21,562
                                                                                                        (3,096)(e)
                                                                                                        (1,500)(g)
                                                                                                         1,418 (f)
  Customer advances and deferred revenue ........................................        36,471                           36,471
  Current portion of capital leases .............................................         3,618                            3,618
                                                                                      ---------      ---------         ---------
                Total current liabilities .......................................        94,832         (6,859)           87,973

Senior secured revolving credit .................................................            --             --                --
Long-term debt, net of current portion ..........................................         2,110             --             2,110
Lease obligations, net of current portion .......................................        11,661             --            11,661
Senior unsecured notes ..........................................................            --        180,011 (b)       180,011
Other liabilities ...............................................................         4,959         (1,125)(g)         3,834
                                                                                      ---------      ---------         ---------
                Total liabilities ...............................................       113,562        172,027           285,589
                                                                                      ---------      ---------         ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 par value, authorized 25,000,000 shares;
    issued March 31, 1998 - 10,982,630 shares, Pro Forma - 4,063,492 shares;
    outstanding March 31, 1997 - 10,740,445, Pro Forma - 4,063,492 shares .......           110             26 (c)            41
                                                                                                           (95)(d)
                                                                                                            (3)(h)
                                                                                                             3 (i)

Paid-in capital .................................................................        48,651         54,695 (c)         5,330
                                                                                                         5,330 (i)
                                                                                                      (103,346)(d)

Retained earnings (deficit) .....................................................        35,508        (96,829)(d)       (72,355)
                                                                                                        (5,635)(e)
                                                                                                        (4,684)(f)
                                                                                                          (715)(h)
  Less treasury stock, at cost, March 31, 1997 - 242,185 shares,
    Pro Forma - none ............................................................          (718)           718 (h)            --
                                                                                      ---------      ---------         ---------
              Total stockholders' equity (deficit) ..............................        83,551       (150,535)          (66,984)
                                                                                      ---------      ---------         ---------
              Total liabilities and stockholders' equity (deficit) ..............     $ 197,113      $  21,492         $ 218,605
                                                                                      =========      =========         =========

                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
           Pro Forma Consolidated Statement Of Operations (unaudited)
                     For the six months ended March 31, 1998
                (Amounts in thousands, except per share amounts)

                                                                                              Pro forma
                                                                           Historical        adjustments          Pro forma
                                                                           ---------          ---------           ---------
Revenue:
   Product sales and installation ....................................     $  70,283                              $  70,283
   Service ...........................................................        57,914                                 57,914
                                                                           ---------          ---------           ---------
                                                                             128,197                 --             128,197
Cost of revenue:
   Product sales and installation ....................................        40,795                                 40,795
   Service ...........................................................        37,062                                 37,062
                                                                           ---------          ---------           ---------
                                                                              77,857                 --              77,857
                                                                           ---------          ---------           ---------
                Gross profit .........................................        50,340                 --              50,340

Research and development expenses ....................................         5,061                                  5,061
Selling, general and administrative expenses .........................        33,563              $ 381 (i)          33,944
                                                                           ---------          ---------           ---------
                Income from operations ...............................        11,716               (381)             11,335

Interest income/(expense), net .......................................          (892)           (10,646)(k)         (12,180)
                                                                                                   (642)(j)
Other income/(expense), net ..........................................           (77)                                   (77)
                                                                           ---------          ---------           ---------
                Income before provision for income taxes .............        10,747            (11,669)               (922)
Provision (benefit) for income taxes .................................         4,999             (5,134)(l)            (135)
                                                                           ---------          ---------           ---------
                Net income ...........................................     $   5,748          $  (6,535)          $    (787)
                                                                           =========          =========           =========

Basic earnings per share .............................................     $    0.54                              $   (0.19)
                                                                           ---------                              ---------

Weighted average shares outstanding ..................................        10,726                                  4,063
                                                                           ---------                              ---------

Diluted earnings per share ...........................................     $    0.53                              $   (0.19)
                                                                           ---------                              ---------

Diluted Weighted average shares outstanding ..........................        10,883                                  4,063
                                                                           ---------                              ---------

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of March 31, 1998, and the results of its operations for the three and six months ended March 31, 1998 and 1997, and its cash flows for the six months ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's Form 10-K for the fiscal year ended September 30, 1997.

2. Components of inventories:

                                                      (Dollar amounts in thousands)
                                                         March 31,    September 30,
                                                           1998          1997
                                                           ----          ----
Parts, subassemblies and manufacturing work in process   $12,326       $10,917
Inventory on customer sites awaiting installation         25,848        14,230
Parts and maintenance supplies in field                    5,603         8,410
                                                         -------       -------
                                                         $43,778       $33,557
                                                         =======       =======

3. On February 13, 1998, the Company purchased, by the issuance of a promissory note in the amount of $6.7 million, plus accrued interest, due on April 8, 1998, all of the issued and outstanding common stock of Mxnet Inc. ("Mxnet"), a wholly owned subsidiary of National Discount Brokers Group Inc. In addition MXnet entered into employment agreements with four MXnet executives which included signing and retention bonuses in the aggregate amount of $1.1 million payable over two years. This acquisition was accounted for as a purchase and resulted in approximately $5.5 million of goodwill.

4.  Notes Payable:

The Company maintains short-term credit facilities with various banks up to $35.0 million of which none was outstanding at March 31, 1998. The weighted average interest rate was 6.63% during the six months ended March 31, 1998 as compared to 6.46% for the year ended September 30, 1997.

In connection with the acquisition of MXnet, notes payable at March 31, 1998 includes a promissory note in the amount $6.7 million due on April 8, 1998.

5. The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share:

                                                                (Amounts in thousands,
                                                               except per share amounts)
                                                     Three months ended           Six months ended
                                                           March 31,                  March 31,
                                                           ---------                  ---------
                                                       1998         1997         1998         1997
                                                       ----         ----         ----         ----
Basic earnings per share computation

Numerator                                              $2,154       $1,241       $5,748       $1,807
                                                   ----------    ---------    ---------    ---------
Denominator:
   Weighted average common shares
      outstanding                                      10,740       10,651       10,726       10,651
                                                   ----------    ---------    ---------    ---------
Total shares                                           10,740       10,651       10,726       10,651
                                                   ----------    ---------    ---------    ---------
Basic EPS                                               $0.20        $0.12        $0.54        $0.17
                                                   ==========    =========    =========    =========

Diluted earnings per share computation

Numerator                                              $2,154       $1,241       $5,748       $1,807
                                                   ----------    ---------    ---------    ---------
Denominator:
   Weighted average common shares
      outstanding                                      10,740       10,651       10,726       10,651
Common stock equivalent of stock options                  152          -0-          157           33
                                                   ----------    ---------    ---------    ---------
Total shares                                           10,892       10,651       10,883       10,684
                                                   ----------    ---------    ---------    ---------
Diluted EPS                                             $0.20        $0.12        $0.53        $0.17
                                                   ==========    =========    =========    =========


Approximately 150,000 options were outstanding for the three and six months ended March 31, 1998 and 1,111,833 and 208,500 for the three and six months ended March 31, 1997, respectively, which were not included in the computation of diluted EPS because the options exercise price exceeded the average market price of the Company's common stock for each period.

6. Subsequent event:

        On December 18, 1997, IPC and Arizona Acquisition Corp. ("AAC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of AAC with and into IPC (the "Merger"), with IPC as the Surviving Corporation. Under the terms of the Merger Agreement, subject to dissenters' rights, each share of common stock of the Company would be converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of Surviving Corporation Common Stock, subject to proration in certain circumstances. The Merger would be accounted for as a leveraged recapitalization and was subject to majority stockholder approval and regulatory approval. As a result of the Merger, AAC's parent, Cable Systems Holdings, LLC ("CSH LLC"), a majority of whose membership interests are owned by Citicorp Venture Capital, Ltd. and others, will receive in exchange for its shares of common stock of AAC not less than 54% nor more than 90% of the number of shares of Surviving Corporation Common Stock outstanding after the Merger.

        On April 30, 1998 the Company completed the Merger. The Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its 10-7/8% senior discount notes, the proceeds of which, together with $54.7 million of capital provided by CSH LLC, its indirect subsidiary Cable Systems International, Inc. and the investment fund Lawrence Smith & Horey III, L.P., were used to repurchase shares of IPC common stock from IPC stockholders who chose to receive cash in exchange for their shares. The Company also entered into a $55.0 million revolving credit facility with Morgan Stanley Senior Funding, Inc., as syndication agent, to be used for working capital and other purposes.

        At March 31, 1998, the Company had deferred $4.2 million of cost related to the Merger and financings, of which approximately $1.1 million has been paid.

7.  Pro Forma Consolidated Financial Information:

        The unaudited consolidated pro forma financial information (the "Pro Forma Financial Information") of the Company is based on historical consolidated financial statements of the Company and gives effect to the Merger transactions which occurred on April 30, 1998 (the "Merger Transactions"). The unaudited consolidated pro forma statements of operations for the six months ended March 31, 1998 gives effect to the Merger Transactions as if they had occurred at October 1, 1996. The unaudited pro forma balance sheet give effect to the Merger Transactions as if they had occurred on March 31, 1998. The pro forma adjustments are based upon available information and upon certain assumptions that management believes are reasonable under the circumstances. The Pro Forma Financial Information and accompanying notes indicated below should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, and other financial information pertaining to the Company. The Pro Forma Financial Information does not purport to represent what the Company's actual results of operations or actual financial position would have been if the Merger Transactions in fact occurred on these dates or to project the Company's results of operations or financial position for any future period or date.

        In connection with the Merger, the Company will incur various one-time costs, currently estimated at $25.2 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. While the exact timing, nature and amount of these costs are subject to change, the Company will incur a one-time charge of approximately $8.4 million in the quarter ending June 30, 1998. This one-time charge is included in the $25.2 million referred to above and consists of certain change in control bonuses and severance payments aggregating $2.4 million and payment to option holders, upon cancellation of their stock options, aggregating $6.0 million. As a result of the foregoing, the Company expects to incur a net loss in the quarter ending June 30, 1998. Because this loss results directly from the one-time charge incurred in connection with the Merger Transactions, the Company does not expect this loss to materially impact its liquidity or ongoing operations.

        The pro forma adjustments indicated below were applied to the respective historical consolidated financial statements of the Company to reflect and account for the Merger as a recapitalization; accordingly, the historical basis of the Company's assets and liabilities has not been impacted thereby.

(a) Represents the cash available at March 31, 1998 after application of the proceeds from the Notes and the equity investment to fund the repurchase of IPC Common Stock, repay certain other obligations and related fees and expenses due on consummation of the Merger Transactions.

                                            (Amounts in thousands)
Proceeds from Notes                               $ 180,011
Equity Investment                                    54,721
Repurchase of IPC Common Stock                     (200,270)
Repayment of certain other obligations               (2,625)
Fees and expenses                                   (22,710)
                                                  ---------
        Cash available from Merger Transactions   $   9,127
                                                  =========

        The following table reconciles the total cost and expenses related to the Merger Transactions to the amount due upon consummation of the Merger.

                                                             (Amounts in thousands)
Total professional fees, printing costs and other expenses           $16,846
Less: Amounts paid on account                                          1,083
                                                                     -------
        Net due on consummation of Merger                             15,763
                                                                     -------
Change of control costs                                                8,365
Less: Amounts payable over two years subsequent to consummation of
the Merger                                                             1,418
                                                                     -------
         Net due on consummation of Merger                             6,947
                                                                     -------
         Total due on consummation of Merger                         $22,710
                                                                     =======

        In connection with the repurchase and cancellation of IPC Common Stock, the issuance of Surviving Corporation Common Stock related to the Equity Investment and the exchange of the IXnet Common Stock for Surviving Corporation Common Stock, the following table reconciles the pre-merger outstanding shares of IPC Common Stock to the pro forma Surviving Corporation Common Stock issues and outstanding at March 31, 1998.

Pre-merger shares outstanding                                        10,740,445
Repurchase and retirement of IPC Common Stock                        (9,536,665)
Issuance of Surviving Corporation Common Stock related to
the Equity Investment                                                 2,605,744
Exchange of 560 shares of IXnet Common Stock for surviving
Corporation Common Stock                                                253,968
                                                                      ---------
Pro forma issued and outstanding shares of Surviving
Corporation Common Stock                                              4,063,492
                                                                      =========

(b) Represents the gross proceeds to the Company from the issuance of the Notes.

(c) Represents the issuance of 2,605,744 shares of Surviving Corporation Common Stock at $21 per share.

(d) Represents the repurchase and cancellation by the Company of 9,536,665 shares of IPC Common Stock at March 31, 1998 at $21 per share.

(e) In connection with the Merger Transactions, the Company incurred approximately $25,211 in fees and expenses. These fees and expenses include $8,365 of change in control costs (see notes (a) and (f) and $16,846 (see note (a)) of professional fees, printing costs and other expenses. Of the $16,846 in anticipated costs, $4,179 was included in prepaid expenses and other current assets and $3,096 was included in accrued liabilities at March 31, 1998. The $16,846 of fees are as follows:

Fees and other expenses related to the Revolving Credit Facility,
to be amortized over five years commencing with the Merger               $ 1,626
Fees and other expenses related to the Notes, to be amortized
over ten years commencing with the Merger                                  9,585
                                                                         -------
Prepaid debt issuance costs                                              $11,211
Fees and other expenses related to the Merger Agreement, charged to
paid-in-capital at the Merger                                              5,635
                                                                         -------
       Total professional fees, printing costs and other expenses        $16,846
                                                                         =======


(f) The Company incurred $8,365 of change of control costs related to the cancellation of stock options in the amount of $5,949 and change of control severance and bonus of $2,416. Of the $2,416 in change of control severance and bonus, $1,418 will be paid in periods subsequent to the Merger. The pro forma consolidated balance sheet at March 31, 1998 reflects the above change of control costs, net of a $3,681 tax benefit.

         Because the above change of control expenses are non-recurring, they have been excluded from the pro forma consolidated statement of operations for the six months ended March 31, 1998.

(g) In connection with the change of control, the payment of certain other obligations, in the amount of $2,625 at March 31, 1998, became due at the Merger.

(h) Represents the cancellation, at the Merger, of 242,185 shares of IPC Common Stock held in treasury.

(i) Represents the purchase of the minority interest in IXnet, a subsidiary of the Company, by the Company for 253,968 shares of Surviving Corporation Common Stock having an aggregate value of $5,333 at $21 per share. Such amount has been allocated to goodwill and will be amortized over seven years. The pro forma amortization for the six months ended March 31, 1998 was $381.

(j) Represents the amortization of debt issuance cost over the respective terms of the debt financings, for the six months ended March 31, 1998.

              Revolving Credit Facility                 $163
              Notes                                      479
                                                        ----
                                                        $642
                                                        ====

(k) Represents (i) interest expense on the Notes, at an interest rate of 10.875%, compounded semi-annually, (ii) accretion of discount on Notes and
    (iii) interest income on cash available from the Merger Transactions, at an assumed effective interest rate of 5.25% for the six months ended March 31, 1998.

              Interest expense on the Notes          $10,882
              Accretion of discount on the Notes           4
              Less: interest income                      240
                                                     -------
                                                     $10,646
                                                     =======

(l) Represents the income tax benefit related to the pro forma adjustments, for the six months ended March 31, 1998, at the Company's federal and state incremental tax rate of 44%.

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

        The Company's operations include turret systems, Information Transport Systems ("I.T.S.") and network services (IXnet). The Company reports sales of turret systems to distributors and direct sales and installations of turret systems as "turret sales and installation." The Company reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "turret service." The Company reports revenue from the design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers as "I.T.S. sales and Installation." The Company reports revenue from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "I.T.S. service." Additionally, the Company reports revenue derived from the IXnet Network as "network services."

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

        In connection with the Merger, the Company will incur various one-time costs currently estimated at $25.2 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. While the exact timing, nature and amount of these costs are subject to change, the Company will incur a one-time charge of approximately $8.4 million in the quarter ending June 30, 1998. This one-time charge is included in the $25.2 million referred to above and consists of certain change in control bonuses and severance payments aggregating $2.4 million and payment to option holders, upon cancellation of their stock options, aggregating $6.0 million. As a result of the foregoing, the Company expects to incur a net loss in the quarter ending June 30, 1998. Because this loss results directly from the one-time charge incurred in connection with the Merger Transactions, the Company does not expect this loss to materially impact its liquidity or ongoing operations.

Results of Operations

Revenue. Total revenues for the three months ended March 31, 1998 (the "Three Month 1998 Period") decreased by $5.0 million or 7.6% to $61.2 million from $66.2 million for the three months ended March 31,1997 (the "Three Month 1997 Period"). Total revenues for the six months ended March 31, 1998 (the "Six Month 1998 Period") increased by $2.6 million or 2.1% to $128.2 million from $125.6 million for the six months ended March 31,1997 (the "Six Month 1997 Period").

        Turret revenue decreased by $13.9 million and $3.0 million or 26.1% and 3.2%, respectively, to $39.3 and $88.3 million, respectively, in the Three and Six Month 1998 Periods from $53.2 and $91.2 million, respectively, in the Three and Six Month 1997 Periods. The revenue decrease related to sales of new installations in the Three and Six Month 1998 Periods of $16.9 million and $7.5 million, respectively, was attributable to the completion of two large trading floor projects in the Three Month 1997 Period, having an aggregate value of $17.4 million, without comparable size projects in the current periods. The decrease in sales of new installations was offset in part by a increase in service revenue of $3.1 million and $4.6 million, respectively, for the Three and Six Month 1998 Periods principally due to the Company's increased customer base.

        I.T.S. revenue increased by $4.4 million or 46% to $13.9 million in the Three Month 1998 Period from $9.5 million in the Three Month 1997 Period. I.T.S. revenue decreased by $3.2 million or 11.7% to $24.6 million in the Six Month 1998 Period from $27.8 million in the Six Month 1997 Period. I.T.S. revenue for the Three Month 1998 Period from sales of new installations increased by $2.7 million as compared with the Three Month 1997 Period. I.T.S. revenue for the Six Month 1998 Period from sales of new installations decreased by $8.1 million as compared to the Six month 1997 Period. The decrease is primarily due to fewer new installation projects being completed in the Six Month 1998 Period. Partially offsetting the decrease in I.T.S. installation revenue was an increase in service related revenue of $1.7 and $4.9 million in the Three and Six Month 1998 Periods as compared to the comparable prior-year periods. The increase in service revenue is partially related to moves, adds and changes and maintenance service revenue from several large new installation projects which were recognized as revenue in prior quarters.

        Revenue from network services, classified as service revenue, increased by $4.5 and $8.8 million or 128.5% and 135.4%, respectively, to $8.0 and $15.3 million in the Three and Six Month 1998 Periods from $3.5 and $6.5 million in the comparable prior year periods. The increase is related to the growing customer base and increased customer utilization of IXnet's international telecommunication network. Annualized revenue for the month ending March 31, 1998 was $31.8 million, an increase in excess of 118.4% as compared with the comparable prior year period.

Cost of Revenue. Total cost of revenue (as a percentage of revenue) for the Three and Six Month 1998 Periods were 61.2% and 60.7%, respectively, decreased as compared to 68.6% and 69.4% in the comparable prior year periods.

        Product sales and installation cost of revenue (as a percentage of revenue) for the Three and Six Month 1998 Periods of 58.4% and 58.0% decreased as compared to 67.0% and 68.9% in the comparable prior-year periods. The lower cost of turret revenue resulted from a higher percentage of revenue from products manufactured by the Company (Tradenet MX) during the three and six months ended March 31, 1998 as compared with the revenue for the similar periods of the prior year. Turret sales and installation from manufactured products have a lower cost of revenue as compared to third party products and I.T.S. sales, and installation.

        Service cost of revenue (as a percentage of revenue) for the Three and Six Month 1998 Periods of 64.2% and 64.0% decreased as compared to 72.0% and 70.1% in the comparable prior year periods. The decrease in the Three Month 1998 Period is from higher revenue from increased utilization of the IXnet Network, offset in part by a higher cost of revenue (as a percentage of revenue) from combined turret and I.T.S. service revenue. Although turret and I.T.S. service revenue increased, it contained a higher percentage of revenue from turret move, additions and change and I.T.S. service revenue in the Three Month 1998 Period as compared to the similar prior year period. Turret move, addition and change and I.T.S. service revenue typically have higher costs of revenue as compared to turret maintenance revenue.

        Service cost of revenue (as a percentage of revenue) for the Six Month 1998 Period decreased from higher utilization of the IXnet Network and a higher percentage of service revenue from turrets as compared to the similar prior year period. Turret service revenue typically has a lower cost of revenue as compared to I.T.S. service revenue.

Research and Development. Research and development expenses increased by $0.3 and $0.4 million, respectively, in the Three and Six Month 1998 Periods to $2.6 and $5.1 million, respectively, as compared to $2.3 and $4.7 million in the Three and Six Month 1997 Periods. Research and development expenses have remained relatively consistent due to initiatives taken by the Company in fiscal 1997 to ensure research and development spending is focused on the continued integration of the Tradenet MX turret with the IXnet Network as well as the enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $0.8 and $3.5 million or 4.7% and 11.5%, respectively, to $17.0 and $33.6 million in the three and six month periods from $16.2 and $30.1 in the comparable prior-year periods. Approximately, $2.8 and $4.9 million, respectively, of the increase (of which $1.0 and $1.3 million, respectively, is depreciation) in the Three and Six Month 1998 Periods is due to costs associated with the expansion of the IXnet Network. This was partially offset by a decrease (excluding the above amounts related to IXnet) of $2.1 and $1.5 million in the Three and Six Month 1998 Periods, respectively, from lower variable expenses associated with a decrease in total combined turret and I.T.S. revenue and a reduction in certain fixed corporate expenses. The Company intends to continue to invest in the IXnet Network. As the Company deploys this network, management anticipates that S,G&A will increase. These expenses will be incurred prior to the realization of revenue.

Interest Income/(Expense). Interest expense, net for the three and six months ended March 31, 1998 increased $0.2 and $0.1 million to $0.5 and $0.9 million, respectively. The increase resulted from higher levels of capital leases and long term debt which was partially offset by lower utilization of the Company's revolving credit facilities.

Provision for Income Taxes. The Company's effective tax rate was 39.5% and 46.5% for the Three and Six Month 1998 Periods compared to 39.4% and 43.5%, respectively, for the Three and Six Month 1997 Periods.

Liquidity and Capital Resources

        Since the Company's initial public offering in fiscal 1995, the Company has satisfied its cash requirements through capital lease financing and bank lines of credit. The Company's principal uses of cash are to fund working capital requirements, losses of its IXnet subsidiary and capital expenditures principally related to the expansions of IXnet's international telecommunications network.

        Net cash provided by operating activities was $21.0 million in the six months ended March 31, 1998 as compared to net cash provided by operating activities for the six months ended March 31, 1997 of $19.4 million. Net cash provided by operating activities for the six months ended March 31, 1998 reflects a significant improvement in income from operations, higher depreciation expense and lower working capital from progress billings resulting from a higher level of new installation projects in process at customer sites as compared with the comparable prior-year period. The increase in depreciation and amortization expense is largely the result of increased capital expenditures and capital lease obligations entered into by the Company in fiscal 1997 and during the six months ended March 31, 1998 principally for the IXnet Network. Approximately, $3.4 million of property, plant and equipment was financed with capital lease obligations during the six months ended March 31, 1998 as compared with $7.3 million in the similar period of the prior year and $10.8 million for the year ended September 30, 1997.

        Cash used in investing activities was $9.1 million in the six months ended March 31, 1998 as compared with $5.3 million in the comparable prior year period. Net cash used in investing activities include expenditures related to the acquisition of IPC Bridge and for property, plant and equipment, principally for the IXnet Network.

        The Company maintains short-term credit facilities with various banks up to $35.0 million of which none was outstanding at March 31, 1998. The weighted average interest rate was 6.63% during the six months ended March 31, 1998 as compared to 6.46% for the year ended September 30, 1997.

        In April 1997, the Company purchased its sole manufacturing facility and related land in Westbrook, Connecticut for $2.5 million using the Company's short-term credit facility. In July 1997, this purchase was refinanced through a mortgage agreement with a bank for $2.2 million. The term of the mortgage is for eight years with a twenty year payout bearing interest at Libor plus 125 basis points. The Company entered into an interest rate swap agreement with its bank in order to fix the interest rate over the eight year term at an effective interest rate of 7.85%. On April 30, 1998 the Company paid the outstanding balance on the mortgage.

        On February 13, 1998, the Company purchased, by the issuance of a promissory note in the amount of $6.7 million, plus accrued interest, due on April 8, 1998, all of the issued and outstanding common stock of MXnet, a wholly owned subsidiary of National Discount Brokers Group Inc. In addition MXnet entered into employment agreements with four MXnet executives which included signing and retention bonuses in the aggregate amount of $1.1 million payable over two years. This acquisition was accounted for as a purchase and resulted in approximately $5.5 million of goodwill.

        In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment, aggregating approximately $2.8 million for the six months ended March 31, 1998 as compared with $11.2 million for the similar period of the prior-year.

        On December 18, 1997, IPC and Arizona Acquisition Corp. ("AAC") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided, among other things, for the merger of AAC with and into IPC (the "Merger"), with IPC as the Surviving Corporation. Under the terms of the Merger Agreement, subject to dissenters' rights, each share of common stock of the Company would be converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of Surviving Corporation Common Stock, subject to proration in certain circumstances. The Merger would be accounted for as a leveraged recapitalization and was subject to majority stockholder approval and regulatory approval. As a result of the Merger, AAC's parent, Cable Systems Holdings, LLC ("CSH LLC"), a majority of whose membership interests are owned by Citicorp Venture Capital, Ltd. and others, will receive in exchange for its shares of common stock of AAC not less than 54% nor more than 90% of the number of shares of Surviving Corporation Common Stock outstanding after the Merger.

        On April 30, 1998 the Company completed the Merger. The Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its 10-7/8% senior discount notes, the proceeds of which, together with $54.7 million of capital provided by CSH LLC, its indirect subsidiary Cable Systems International, Inc. and the investment fund Lawrence Smith & Horey III, L.P., were used to repurchase shares of IPC common stock from IPC stockholders who chose to receive cash in exchange for their shares. The Company also entered into a $55.0 million revolving credit facility with Morgan Stanley Senior Funding, Inc., as syndication agent, to be used for working capital and other purposes.

        At March 31, 1998, the Company had deferred $4.2 million of cost related to the Merger and financings, of which approximately $1.1 million has been paid.

        As a result of the merger on April 30, 1998, IPC will incur a loss in its fiscal 1998 third quarter ended June 30, 1998. This one-time charge approximating $8.4 million consists of certain change in control payments related to the cancellation of stock options, bonuses and severance costs. Because this is a one-time charge related to the merger, the Company does not expect this loss to materially impact liquidity or ongoing operations.

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



                          IPC INFORMATION SYSTEMS, INC.




Dated:         May 13, 1998         By:  /s/ TERRY CLONTZ
                                         ------------------------------
                                         Terry Clontz
                                         President and
                                         Chief Executive Officer



Dated:         May 13, 1998         By:  /s/ BRIAN REACH
                                         ------------------------------
                                         Brian L. Reach
                                         Vice President, Chief Financial Officer