Form 10-Q
period 1998-06-30
IPC INFORMATION SYSTEMS INC
filed 1998-08-14
CIK 923071

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended  June 30, 1998
                                -------------
Commission file number   0-25492
                         -------


                          IPC Information Systems, Inc.
                          -----------------------------
             (Exact Name of registrant as specified in its charter)


               Delaware                                  58-1636502
               --------                                  ----------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)


              Wall Street Plaza, 88 Pine Street, New York, NY 10005
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Registrant's telephone number, including area code  212 825-9060
                                                             ------------



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes    X             No
                          ---------           ---------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at July 31, 1998
----------------------------                       ----------------------------
Common Stock par value $0.01                            8,076,188 shares

                          IPC INFORMATION SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE
                                                                        ----

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 1998
and September 30, 1997                                                    2

Consolidated Statements of Operations for the Three and
Nine Months Ended June 30, 1998 and 1997                                  3

Consolidated Statements of Cash Flows for the
Nine Months Ended June 30, 1998 and 1997                                  4

Notes to Consolidated Financial Statements                              5 - 9

ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     9 - 15


PART  II.   OTHER INFORMATION                                           15 - 17

SIGNATURES                                                              18

                          IPC INFORMATION SYSTEMS, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                                                      June 30,     September 30,
                                                                                        1998           1997
                                                                                     ---------      ---------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................     $  13,009      $   1,465
   Trade receivables, less allowance of $1,700 and $1,515, respectively ........        68,221         61,791
   Inventories .................................................................        45,112         33,557
   Prepaid expenses and other current assets ...................................        11,643         13,426
                                                                                     ---------      ---------
                  Total current assets .........................................       137,985        110,239

Property, plant and equipment, net .............................................        50,048         38,314
Debt issuance costs, net .......................................................        10,934             --
Goodwill, net ..................................................................        16,840          8,481
Other assets, net ..............................................................         1,764          1,328
                                                                                     ---------      ---------
                                                                                     =========      =========
                  Total assets .................................................     $ 217,571      $ 158,362
                                                                                     =========      =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Notes payable ................................................................     $      --      $   3,200
  Accounts payable .............................................................        16,919         18,042
  Accrued liabilities ..........................................................        25,827         21,395
  Customer advances and deferred revenue .......................................        38,471         17,682
  Current portion of capital leases ............................................         4,068          2,987
                                                                                     ---------      ---------
                  Total current liabilities ....................................        85,285         63,306
 Senior unsecured notes ........................................................       183,275             --
 Long-term debt, net of current portion ........................................            --          2,133
 Lease obligations, net of current portion .....................................        12,501         10,336
 Other liabilities .............................................................         3,725          5,677
                                                                                     ---------      ---------
                  Total liabilities ............................................       284,786         81,452
                                                                                     ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 par value, authorized 25,000,000 shares;
     8,076,188 shares issued and outstanding at June 30, 1998; 21,865,350 shares issued;
     21,380,980 shares outstanding at September 30, 1997 .......................            81            109
  Paid-in capital ..............................................................         4,797         47,922
  Retained earnings ............................................................       (72,093)        29,597
     Less treasury stock, at cost, none and 484,370 shares at June 30, 1998 and
     September 30, 1997, respectively ..........................................            --           (718)
                                                                                     ---------      ---------
                  Total stockholders' (deficit) equity .........................       (67,215)        76,910
                                                                                     ---------      ---------
                  Total liabilities and stockholders' (deficit) equity .........     $ 217,571      $ 158,362
                                                                                     =========      =========

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                (Amounts in thousands, except per share amounts)

                                                                         Three Months Ended              Nine Months Ended
                                                                              June 30,                       June 30,
                                                                      ------------------------      ------------------------
                                                                         1998           1997           1998           1997
                                                                      ---------      ---------      ---------      ---------
Revenue:
   Product sales and installation .................................    $ 45,428      $  45,378      $ 115,711      $ 131,288
   Service ........................................................      32,526         23,504         90,442         63,187
                                                                       --------      ---------      ---------      ---------
                                                                         77,954         68,882        206,153        194,475
                                                                       --------      ---------      ---------      ---------
Cost of revenue:
   Product sales and installation .................................      26,391         32,679         67,186         91,915
   Service ........................................................      20,027         15,478         57,089         43,447
                                                                       --------      ---------      ---------      ---------
                                                                         46,418         48,157        124,275        135,362
                                                                       --------      ---------      ---------      ---------
                  Gross profit ....................................      31,536         20,725         81,878         59,113

Research and development expenses .................................       2,322          2,299          7,382          7,344
Selling, general and administrative expenses ......................      20,837         15,811         54,403         45,546
Change in control expense .........................................      10,640             --         10,640             --
                                                                       --------      ---------      ---------      ---------
                  (Loss) income from operations ...................      (2,263)         2,615          9,453          6,223
Interest expense, net .............................................      (3,781)          (546)        (4,669)        (1,316)
Other income (expense), net .......................................          20            (19)           (61)           344
                                                                       --------      ---------      ---------      ---------
                  (Loss) income before provision for income taxes .      (6,024)         2,050          4,723          5,251
(Benefit) provision for income taxes ..............................      (2,185)           863          2,814          2,257
                                                                       --------      ---------      ---------      ---------
                  Net (loss) income ...............................    $ (3,839)     $   1,187      $   1,909      $   2,994
                                                                       ========      =========      =========      =========

Basic (loss) earnings per share ...................................    $  (0.31)     $    0.06      $    0.11      $    0.14
                                                                       --------      ---------      ---------      ---------

Basic weighted average shares outstanding .........................      12,495         21,344         16,627         21,326
                                                                       --------      ---------      ---------      ---------

Diluted earnings per share ........................................          --      $    0.06      $    0.11      $    0.14
                                                                       --------      ---------      ---------      ---------

Diluted weighted average shares outstanding .......................          --         21,344         16,873         21,354
                                                                       --------      ---------      ---------      ---------

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          (Dollar amounts in thousands)

                                                                                                         Nine Months Ended
                                                                                                             June 30,
                                                                                                      -----------------------
                                                                                                         1998          1997
                                                                                                      ---------      --------
Cash flows from operating activities:
     Net income .................................................................................     $   1,909      $  2,994
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization expense ...................................................         7,457         5,555
        Goodwill amortization ...................................................................         1,998           466
        Non-cash interest on senior discount notes...............................................         3,264            --
        Other interest amortization .............................................................           439           250
        Provision for doubtful accounts .........................................................         1,529           189
     Changes in operating assets and liabilities:
        Trade receivables .......................................................................        (6,733)        4,023
        Inventories .............................................................................       (11,029)       (6,217)
        Prepaid expenses and other current assets ...............................................         1,991        (5,908)
        Other assets ............................................................................          (431)          (50)
        Accounts payable ........................................................................        (2,159)        3,364
        Accrued liabilities and other liabilities ...............................................         5,858         6,307
        Customer advances and deferred revenue ..................................................        20,401         5,974
                                                                                                      ---------      --------
                      Net cash provided by operating activities .................................        24,494        16,947
Cash flows from investing activities:
        Capital expenditures ....................................................................       (11,865)      (10,175)
        Purchase of Mxnet, net of cash acquired .................................................        (6,660)           --
        Contingent acquisition payments to Bridge Electronics, Inc...............................          (875)       (1,125)
                                                                                                      ---------      --------
                      Net cash (used in) investing activities ...................................       (19,400)      (11,300)
Cash flows from financing activities:
        Net repayments of note payable ..........................................................        (3,200)       (4,900)
        Proceeds from issuance of senior discount notes .........................................       180,011            --
        Proceeds from Equity Investment .........................................................        54,721            --
        Purchase of IPC Common Stock at Merger ..................................................      (200,271)           --
        Debt issuance costs related to the Merger ...............................................       (11,146)           --
        Other obligations due at Merger .........................................................        (2,625)           --
        Equity charges at Merger ................................................................        (5,884)           --
        Principal payments on capital leases ....................................................        (2,477)       (1,212)
        Repayment of long-term debt .............................................................        (2,178)           --
        Proceeds from exercise of stock options .................................................           467            40
                                                                                                      ---------      --------
                      Net cash provided by (used in) financing activities .......................         7,418        (6,072)
Effect of exchange rate changes on cash .........................................................          (968)          (61)
                                                                                                      ---------      --------
Net increase (decrease) in cash .................................................................        11,544          (486)
Cash and cash equivalents, beginning of period...................................................         1,465         2,306
                                                                                                      ---------      --------
Cash and cash equivalents, end of period ........................................................     $  13,009      $  1,820
                                                                                                      =========      ========

                 See Notes to Consolidated Financial Statements

                          IPC INFORMATION SYSTEMS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (unaudited)

1. In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate intercompany elimination adjustments) and present fairly IPC Information Systems, Inc.'s ("IPC" or the "Company") financial position as of June 30, 1998, and the results of its operations for the three and nine months ended June 30, 1998 and 1997, and its cash flows for the nine months ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's Form 10-K for the fiscal year ended September 30, 1997.

2. Merger:

        On April 30, 1998, the Company merged (the "Merger") with Arizona Acquisition Corp. ("AAC"). Upon the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its ten year, 10-7/8% senior discount notes due 2008 (the "Notes"). A portion of the proceeds of the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC common stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P.

        The Company also entered into a $55.0 million revolving credit facility (the "Revolving Credit Facility") that expires in the year 2003 with Morgan Stanley Senior Funding, Inc., as syndication agent, to be used for working capital and other purposes.


        In connection with the Merger, the Company incurred various non-recurring costs totaling $27.7 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. The Company incurred in the current quarter a non-recurring charge for change in control expenses of $10.6 million. This non-recurring charge is a portion of the $27.7 million referred to above and consists primarily of certain change in control bonuses and severance payments aggregating $4.2 million, payments to option holders, upon cancellation of their stock options, aggregating $5.9 million and miscellaneous other expenses aggregating $0.5 million. As a result of this non-recurring $10.6 million charge, the Company incurred a net loss in the quarter ending June 30, 1998. Because this loss results directly from the non-recurring charge incurred in connection with the Merger, the Company does not expect this loss to materially impact its liquidity or ongoing operations. Excluding the $10.6 million charge, net income for the three months ended June 30, 1998 (the "Three Month 1998 Period") would have been $2.1 million. Basic and diluted earnings per share would have been $0.17 per share. Net income for the nine months ended June 30, 1998 (the "Nine Month 1998 Period") would have been $7.9 million. Basic and diluted earnings per share would have been $0.47 per share and $0.46 per share, respectively.

3.  Recapitalization:

    Under the terms of the Merger Agreement, subject to dissenters' rights, each share of common stock of the Company ("IPC Common Stock") was converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of common stock of the surviving corporation ("Surviving Corporation Common Stock"), subject to proration in certain circumstances. Additionally, in conjunction with the Merger, the Company purchased the 20% interest in its subsidiary, International Exchange Networks, LTD ("IXnet") which it did not previously own (the "IXnet Exchange"). The following table reconciles the pre-merger outstanding shares of IPC Common Stock to the Surviving Corporation Common Stock as of April 30, 1998 (not adjusting for the Stock Dividend, see footnote 7):


                                                               Shares
                                                               ------

         Pre-merger shares outstanding                        10,740,445
         Repurchase and retirement of IPC Common Stock        (9,536,665)
                                                           ------------
         Shares converted to Surviving Corporation
         Common Stock                                         1,203,780

         Issuance of Surviving Corporation Common
         Stock related to the Equity Investment               2,605,743

         Exchange of 560 shares of IXnet Common Stock
         for Surviving Corporation Common Stock                 228,571

         Issued and outstanding shares of
         Surviving Corporation Common Stock                   4,038,094
                                                           ============

4. Pro Forma Net Income and Earnings Per Share:

        Assuming the Merger was consummated on October 1, 1996, the beginning of the Company's latest completed fiscal year, pro forma net income for the Three Month 1998

Period would have been $0.7 million or $0.08 per share. Pro forma results for the Nine Month 1998 Period would have been a net loss of $0.2 million or $0.03 per share .

         Pro forma net loss for the three and nine months ended June 30, 1997 (the "Three and Nine Month 1997 Periods") would have been $2.0 million and $6.2 million, respectively. Pro forma basic loss per share for the Three and Nine Month 1997 Periods would have been $0.25 per share and $0.77 per share, respectively.

        The pro forma adjustments (net of tax at IPC's 44% incremental tax rate), included interest expense related to the Notes, amortization of Notes and Revolving Credit Facility issuance costs, and goodwill amortization associated with the IXnet Exchange. Additionally, the pro forma financial information excludes the non-recurring change in control expense related to the leveraged recapitalization. These pro forma adjustments were applied to the respective consolidated financial statements of the Company to reflect and account for the Merger as a recapitalization; accordingly the historical basis of the Company's assets and liabilities have not been impacted.


5. Components of inventories:


                                                                    (Dollar amounts in thousands)
                                                                      June 30,       September 30,
                                                                       1998               1997
                                                                 -----------------   --------------

Parts, subassemblies and manufacturing work in process                $11,553           $10,917
Inventory on customer sites awaiting installation                      27,533            14,230
Parts and maintenance supplies in field                                 6,026             8,410
                                                                   --------------     -----------

                                                                      $45,112           $33,557
                                                                   ==============     ===========


6.  Notes Payable:

        As a result of the Merger, the Company's short-term credit facilities with various banks of up to $35.0 million were terminated and replaced with the Revolving Credit Facility. At June 30, 1998, there was no outstanding balance under this credit facility.

7. Stock Dividend:

        On May 29, 1998, the Company announced the declaration of a two-for-one stock split issued in the form of a one-for-one stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. As a result of the Stock Dividend, the number of shares increased from 4,038,094 shares (the number of shares issued and outstanding subsequent to the Merger and IXnet Exchange) to 8,076,188 shares at June 30, 1998.

8. The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share:


                                                                 (Amounts in thousands,
                                                               except per share amounts)
                                                    Three months ended         Nine months ended
                                                         June 30,                     June 30,
                                                         --------                     --------
                                                 1998               1997             1998              1997
                                              ----------         ---------         ---------         ---------
Basic earnings per share computation

Numerator                                        ($3,839)           $1,187            $1,909            $2,994
                                              ----------         ---------         ---------         ---------
Denominator:
   Weighted average common shares
      outstanding                                 12,495            21,344            16,627            21,326
                                              ----------         ---------         ---------         ---------
Total shares                                      12,495            21,344            16,627            21,326
                                              ==========         =========         =========         =========
Basic EPS                                        ($0.31)             $0.06             $0.11             $0.14
                                              ==========         =========         =========         =========

Diluted earnings per share computation

Numerator                                         -                 $1,187            $1,909            $2,994
                                              ----------         ---------         ---------         ---------
Denominator:
   Weighted average common shares
      outstanding                                 -                 21,344            16,627            21,326
Common stock equivalent of stock options          -                  -                   246                28
                                              ----------         ---------         ---------         ---------
Total shares                                      -                 21,344            16,873            21,354
                                              ==========         =========         =========         =========
Diluted EPS                                       -                  $0.06             $0.11             $0.14
                                              ==========         =========         =========         =========

        Basic and diluted earnings per share for the Three and Nine Month 1997 Periods are retroactively adjusted to reflect the Stock Dividend.

        Approximately 857,438 options were outstanding for the nine months ended June 30, 1998 and 2,190,132 and 761,968 options for the three and nine months ended June 30,1997, respectively, which were not included in the computation of diluted EPS because the options exercise price exceeded the average market price of the Company's common stock for each period. Since the quarter ended June 30, 1998 resulted in a net loss, common stock equivalents would have had an anti-dilutive effect, therefore, diluted earnings per share has not been calculated.

9. Subsequent Event:

        On August 10, 1998, IXnet, agreed to purchase Saturn Global Network Services Holdings Limited, a global networking subsidiary of Marshalls Finance Limited, for approximately (pounds sterling) 30 million. The companies expect to close the transaction upon transfer of required regulatory licenses. This acquisition will be financed through a combination of cash balances, the Revolving Credit Facility and other borrowings.


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

        The Company's operations include turret systems, Information Transport Systems ("I.T.S.") and network services (IXnet). The Company reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." The Company reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." The Company reports revenue from the design, integration and implementation projects, from sales of intelligent network products, such as hubs, bridges and routers as "Product sales and installation." The Company reports revenue from on-site maintenance of customer I.T.S., including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, the Company reports revenue derived from the IXnet Network as "Service."

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

        Cost of revenue for turret systems and I.T.S. includes material and labor associated with the installation of a project or service. Cost of revenue for network services includes charges from carriers for bandwidth associated with network service revenue.

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

        On April 30, 1998, the Company merged (the "Merger") with Arizona Acquisition Corp. ("AAC"). Upon the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its ten year, 10-7/8% senior discount notes due 2008 (the "Notes"). A portion of the proceeds of the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC common stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P.

        The Company also entered into a $55.0 million Revolving Credit Facility with Morgan Stanley Senior Funding, Inc., as syndication agent, to be used for working capital and other purposes.

        In connection with the Merger, the Company incurred various non-recurring costs of $27.7 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. The Company incurred in the current quarter a non-recurring charge for change in control expenses of approximately $10.6 million. This non-recurring charge is a portion of the $27.7 million referred to above and consists primarily of certain change in control bonuses and severance payments aggregating $4.2 million, payments to option holders, upon cancellation of their stock options, aggregating $5.9 million and miscellaneous other expenses aggregating $0.5 million. As a result this non-recurring $10.6 million charge, the Company incurred a net loss in the quarter ending June 30, 1998. Because this loss results directly from the non-recurring charge incurred in connection with the Merger, the Company does not expect this loss to materially impact its liquidity or ongoing operations. Excluding the $10.6 million charge, net income for the three months ended June 30, 1998 (the "Three Month 1998 Period") would have been $2.1 million. Basic and diluted earnings per share would have been $0.17 per share. Net income for the nine months ended June 30, 1998 (the "Nine Month 1998 Period") would have been and $7.9 million. Basic and diluted earnings per share would have been $0.47 per share and $0.46 per share, respectively.

Results of Operations
---------------------

Revenue. Total revenue for the Three Month 1998 Period increased by $9.1 million or 13.2% to $78.0 million from $68.9 million for the Three Month 1997 Period. Total revenue for the Nine Month 1998 Period increased by $11.7 million or 6.0% to $206.2 million from $194.5 million for the Nine Month 1997 Period.

        Turret revenue increased by $7.1 million or 15.9% to $51.6 million in the Three Month 1998 Period from $44.5 million in the Three Month 1997 Period. The revenue increase related to sales of new installations and related service in Three Month 1998 Period of $4.9 million and $2.2 million, respectively, as compared to the prior year period. The increase in sales of new installations is from a higher volume of completed projects, principally involving the Company's digital Tradenet MX(R) product, completed and recognized as revenue in the current period as compared to the similar period of the prior year. The increase in service revenue is principally due to the Company's expanding customer base.

        Turret revenue in the Nine Month 1998 Period increased by $4.1 million or 3.0% to $139.9 from $135.8 million in the Nine Month 1997 Period. The revenue increase related to higher service revenue of $6.7 million offset, in part, by a decrease in new installations of $2.6 million in the Nine Month 1998 Period as compared to the prior year period. As with the Three Month 1998 period, higher service revenue for the Nine Month 1998 Period related to the Company's expanding customer base. The decrease in sales of new installations in the current period is the result of lower revenue from third party products, partially offset by an increase in revenue from the Company's Tradenet MX product.

        I.T.S. revenue decreased by $2.7 million or 14.1% to $16.5 million in the Three Month 1998 Period from $19.2 million in the Three Month 1997 Period. I.T.S. revenue decreased by $6.0 million or 12.8% to $41.1 million in the Nine Month 1998 Period from $47.0 million in the Nine Month 1997 Period. New installation projects decreased by $4.8 million and $13.0 million, respectively, in the Three and Nine Month 1998 Periods as compared to similar periods of the prior year. Partially offsetting the decrease in I.T.S. installation revenue is an increase in service related revenue of $2.1 and $7.0 million, respectively, in the Three and Nine Month 1998 Periods as compared to the comparable prior year periods. The decrease in sales of new installation projects in both the Three and Nine Month 1998 Periods is due to the Company strengthening its procedures on the selection of new revenue opportunities to ensure only projects with a potential for higher profit contribution are pursued.

        Revenue from network services, classified as service revenue, increased by $4.7 and $13.5 million or 91.6% and 115.7%, respectively, to $9.8 and $25.2 million in the Three and Nine Month 1998 Periods from $5.1 and $11.7 million in the comparable prior year periods. The increase is related to the growing customer base and increased customer utilization of IXnet's international telecommunication network. Annualized recurring revenue for the month ending June 30, 1998 was $39.6 million, an increase of 74.7% as compared with the prior year period.

Cost of Revenue. Total cost of revenue (as a percentage of revenue) for the Three and Nine Month 1998 Periods of 59.5% and 60.3%, respectively, decreased as compared to 69.9% and 69.6% in the comparable prior year periods.

        Product sales and installation cost of revenue (as a percentage of revenue) for each of the Three and Nine Month 1998 Periods was 58.1% which decreased as compared to 72.0% and 70.0% in the comparable prior year periods. The lower cost of product revenue is primarily related to an increased percentage of turret installation revenue from products manufactured by the Company (Tradenet MX) during the Three and Nine Month 1998 Periods as compared with revenue for the Three and Nine Month 1997 Periods. Turret sales and installation from manufactured products have a lower cost of revenue as compared to third party products and I.T.S. product sales and installation.

        Service cost of revenue (as a percentage of revenue) for the Three and Nine Month 1998 Periods of 61.6% and 63.1% decreased as compared to 65.9% and 68.8% in the comparable prior year periods. The decrease in the current periods is primarily related to higher service revenue from increased utilization of the IXnet Network, a higher percentage of turret maintenance revenue in turret service revenue in the current period (turret maintenance revenue typically has a lower cost of revenue as compared to turret moves, additions and changes) and improved efficiencies for I.T.S. service projects as compared to the prior year periods.

Research and Development. Research and development expense was $2.3 million in each of the three month periods ended June 1998 and 1997. For the Nine Month 1998 Period, research and development expense was $7.4 million as compared to $7.3 million in the Nine Month 1997 Period. Research and development expenses are focused on the continued integration of the Tradenet MX turret with the IXnet Network as well as the enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $5.0 million and $8.9 million or 31.8% and 19.4%, respectively, to $20.8 million and $54.4 million in the Three and Nine Month 1998 periods from $15.8 million and $45.5 million in the comparable prior year periods. The increase is primarily related to increases of $4.5 million and $9.4 million, respectively, associated with the expansion of the IXnet Network. Depreciation and amortization represented $2.5 million and $5.1 million of the IXnet S,G&A increase during the Three and Nine Month 1998 Periods. The Company intends to continue to invest in the IXnet Network. As the Company deploys this network, management anticipates that S,G&A will increase. These expenses will be incurred prior to the realization of revenue.

Interest Income (Expense). Interest expense, net for the three and nine months ended June 30, 1998 increased $3.2 million and $3.4 million to $3.7 million and $4.7 million, respectively.

The increase is primarily related to interest expense associated with the issuance of the Notes and related amortization of debt issuance costs. Also contributing to this increase, was higher levels of capital leases in the Three and Nine Month 1998 Periods as compared to the prior year periods.

Provision for Income Taxes. The Company's effective tax rate was a benefit of 36.3% for the Three Month 1998 Period compared to 41.2% expense in the similar period of the prior year. For the Nine Month 1998 Period the effective tax rate was 59.6% as compared with 43.0 in the similar period of the prior year. The effective tax rate benefit and higher effective tax rate expense in the Three and Nine Month 1998 Periods as compared to the similar periods of the prior year is related to the increase in IXnet's losses for which the Company is not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources

        Since the Company's initial public offering in fiscal 1995, the Company has satisfied its cash requirements through cash provided by operations, capital lease financing and bank lines of credit. The Company's principal uses of cash are to fund working capital requirements, losses of its IXnet subsidiary and capital expenditures principally related to the expansion of IXnet's international telecommunications network.

        Net cash provided by operating activities was $24.5 million in the nine months ended June 30, 1998 as compared to net cash provided by operating activities of $16.9 million in the similar period of the prior year. The increase is primarily related to higher non-cash adjustments to net income and lower working capital requirements due to a stronger backlog with higher customer progress billings in the Nine Month 1998 Period as compared with the comparable prior year period. The increase in non-cash adjustments to net income is primarily related to an increase in depreciation and amortization expense from capital expenditures and capital lease obligations entered into by the Company in fiscal 1997 and during the nine months ended June 30, 1998, principally for the IXnet Network. Goodwill amortization increased related to the acquisition of MXnet in the second quarter of the current year and the IXnet Exchange. Also, contributing to the increase, was interest expense related to the Notes for which cash payments do not commence until November 1, 2001.

        Cash used in investing activities was $19.4 million in the current period as compared with $11.3 million in the comparable prior year period. The increase is primarily related to the payment in the current quarter of a promissory note for the purchase of MXnet. Net cash used in investing activities also include expenditures related to the final payments due with respect to the acquisition of IPC Bridge and for property, plant and equipment, principally for the IXnet Network.

        On February 13, 1998, the Company purchased, by the issuance of a promissory note in the amount of $6.7 million for all of the issued and outstanding common stock of MXnet, a wholly owned subsidiary of National Discount Brokers Group Inc. The promissory note was paid on April 8, 1998 plus accrued interest. In addition MXnet entered into employment agreements with four MXnet executives which included signing and retention bonuses in the aggregate amount of $1.1 million payable over two years. This acquisition was accounted for as a purchase and resulted in approximately $5.5 million of goodwill.

        On April 30, 1998, the Company merged (the "Merger") with Arizona Acquisition Corp. ("AAC"). Upon the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its ten year, 10-7/8% senior discount notes due 2008 (the "Notes"). A portion of the proceeds of the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC common stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P.

        The Company also entered into a $55.0 million revolving credit facility that expires in the year 2003 with Morgan Stanley Senior Funding, Inc., as syndication agent, to be used for working capital and other purposes.


        In connection with the Merger, the Company incurred various non-recurring costs totaling $27.7 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. The Company incurred in the current quarter a non-recurring charge of $10.6 million. This non-recurring charge is included in the $27.7 million referred to above and consists primarily of certain change in control bonuses and severance payments aggregating $4.2 million, payments to option holders, upon cancellation of their stock options, aggregating $5.9 million and miscellaneous other expenses aggregating $0.5 million. As a result of this non-recurring $10.6 million charge, the Company incurred a net loss in the quarter ending June 30, 1998. Because this loss results directly from the non-recurring charge incurred in connection with the Merger, the Company does not expect this loss to materially impact its liquidity or ongoing operations.

        As a result of the Merger, the Company's short-term credit facilities with various banks of up to $35.0 million were terminated and replaced with the Revolving Credit Facility. At June 30, 1998, there was no outstanding balance under this credit facility.

         In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment, aggregating approximately $8.9 million for the nine months ended June 30, 1998 as compared with $5.1 million for the similar period of the prior year.

        On May 29, 1998, the Company announced the declaration of a two-for-one stock split issued in the form of a one-for-one stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. As a result of the Stock Dividend, the number of shares increased from 4,038,094 shares (the number of shares issued and outstanding subsequent to the Merger and the IXnet Exchange) to 8,076,188 shares.

        On August 10, 1998, IXnet, agreed to purchase Saturn Global Network Services Holdings Limited, a global networking subsidiary of Marshalls Finance Limited, for approximately (pounds sterling)30 million. The companies expect to close the transaction upon transfer of required regulatory licenses. This acquisition will be financed through a combination of cash balances, the Revolving Credit Facility and other borrowings.

        The Company believes that cash flows from operations and credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future. The Company does not rule out seeking additional debt or equity for other corporate purposes, including acquisitions.

        With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for the fiscal year ended September 30, 1997.

                           Part II - Other Information


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders (the "Annual Meeting") of the Company was held on April 30, 1998.

The Company's stockholders voted at this Meeting on the following matters, which were set forth in full in the Company's proxy statement dated April, 10 1998.

1. Election of Directors:


Nominee                               For                        Withhold
-------                               ---                        --------
Richard P. Kleinknecht              9,534,056                      6,249
Peter J. Kleinknecht                9,532,056                      8,249

        A majority of the outstanding shares of the Company were voted for the election of the two nominees for election to the Board. The other directors whose terms of office continued after the Annual Meeting and would expire in subsequent years are S. Terry Clontz, Theodore J. Johnson, Robert J. McInerney and Peter M. Stein.

        Effective as of April 30, 1998 and by unanimous written consent of the Board of Directors of the Company, the number of directors was increased from six to nine. Upon the Merger, Messrs. Peter J. Kleinknecht, Theodore J. Johnson, Robert J. McInerney and Peter M. Stein submitted their resignations as directors of the Company, as required under the Agreement and Plan of Merger between the Company and AAC. In accordance with the by-laws of the Company and by unanimous written consent of the remaining directors, the Board elected Richard M. Cashin, Jr., David Y. Howe, Peter A. Woog, Richard W. Smith,

Kilin To, David Walsh and
Robert J. McInerney to fill the vacant positions on the Board and to serve until such time as their successors are duly elected and qualified or until their earlier death, resignation or removal.

2. Ratification of the firm of PricewaterhouseCoopers LLP (formerly, Coopers & Lybrand L.L.P.) as the independent auditors to audit the Company's financial statements for the fiscal year 1998 was approved by a vote of 9,535,160 in favor, 2,645 against and 2,500 abstaining.

3. The merger agreement between IPC Information Systems, Inc. and Arizona Acquisition Corp. was approved by a vote of 9,529,744 in favor, 8,511 against and 2,050 abstaining.

4. A proposal to approve certain amendments to, and the restatement of, IPC's Certificate of Incorporation, as included in Annex B of the Proxy Statement, was approved by a vote of 9,530,515 in favor, 7,661 against and 2,129 abstaining.

5. A proposal to approve and adopt the IPC Information Systems, Inc. 1998 Stock Incentive Plan for selected employees, directors and consultants of the Company and its subsidiaries, contingent upon approval of the merger agreement, was approved by a vote of 9,491,305 in favor, 42,700 against and 6,300 abstaining.

6. A proposal to authorize the Board of Directors of IPC, in its discretion, to vote upon such other business as may properly come before the Annual Meeting and any adjournment or postponement thereof, including, without limitation, a motion to adjourn the Annual Meeting to another time or place for the purpose of soliciting additional proxies in order to approve the Merger Agreement, or otherwise was approved by a vote of 9,314,765 in favor, 222,240 against and 3,300 abstaining.


ITEM 5.   Other Information

        Effective June 7, 1998 the Company's common stock became listed on the American Stock Exchange, trading under a new symbol IPI. The Company, after the Merger but prior to June 7, 1998, was previously listed on the NASDAQ Small Cap Market, trading under the symbol IPCX. Prior to the Merger, the Company was listed on the NASDAQ National Market, trading under the symbol IPCI.

ITEM 6.   Exhibits and Reports on Form 8-K

               (a)    Exhibit Number 27 Financial Data Schedule

               (b)    Form 8-K

        Listing of Exhibits:

4.1 Indenture dated as of April 30, 1998 between IPC Information Systems, Inc. and the United States Trust Company of New York, as indenture trustee.

10.15.1 Amended and Restated Investors Agreement, dated as of April 9, 1998, by and among, IPC Information Systems, Inc., Cable Systems Holding, LLC, Cable Systems International, Inc. Richard P. Kleinknecht, David Walsh, Anthony Servidio and Lawrence, Smith & Horey III, L.P.

10.22 Credit Agreement dated as of April 30, 1998 among IPC Information Systems, Inc. IPC Funding Corp., Morgan Stanley Senior Funding, Inc., ("MSSF"), as syndication agent and arranger, Goldman Sachs credit Partners L.P., as documentation agent, General Electric Capital Corporation, as collateral agent, and MSSF, as administration agent.


99          Press Release issued May 1, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            IPC INFORMATION SYSTEMS, INC.




Dated:    August 14, 1998        By:  /s/ TERRY CLONTZ
                                    -------------------------
                                      Terry Clontz
                                      President and
                                      Chief Executive Officer



Dated:    August 14, 1998        By:  /s/ BRIAN REACH
                                    -------------------------
                                      Brian L. Reach
                                      Vice President, Chief Financial Officer