Form 10-K
period 1998-09-30
IPC INFORMATION SYSTEMS INC
filed 1998-12-29
CIK 923071

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998 Commission file number 0-25492

                          IPC INFORMATION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                DELAWARE                                 58-1636502
----------------------------------------            ---------------------
    (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                  Identification No.)

           Wall Street Plaza
             88 Pine Street
           New York, New York                               10005
----------------------------------------            ---------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 30, 1998 was approximately $8.2 million based upon the last sale price reported for such date on the American Stock Exchange.

The number of shares of the Registrant's Common Stock outstanding as of November 30, 1998 was 8,076,188.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders of IPC Information Systems, Inc. (the "Proxy Statement"), scheduled to be held on February 9, 1999, are incorporated by reference in Part III of this Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Company Description

           IPC Information Systems, Inc. (together with its subsidiaries, the "Company" or "IPC") is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services turret systems and installs and services the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial trading community. In addition, through its subsidiary, International Exchange Networks, Ltd. ("IXnet"), the Company operates an international voice and data network (the "IXnet Network"), providing a variety of dedicated private line, managed data and switched voice services, which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community. In 1998, the Company's total revenues were $295.9 million and total earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding a non-recurring $10.6 million charge for change in control expense, was approximately $44.6 million.

           The Company's three major operating units are:

           Trading Systems. The Company's sophisticated turret systems, consisting of a desktop appliance connected with associated switching equipment, provide highly reliable, "non-blocking" voice communications for trading operations. In addition, these systems incorporate a proprietary design, including many features designed to increase the trader's productivity, such as expanded access to telephone lines, rapid call completion, high voice quality, built-in redundancy, trader mobility, personalized call button layouts and the ability to implement system upgrades via software changes as opposed to hardware changes. The Company estimates that it has the largest installed base of turrets in the world, including a majority of the installed base of turrets in New York City and a significant presence in other major financial centers. The Company offers a full-line of digital turret systems, including systems for trading floors with over 1,000 trading positions as well as systems for smaller operations with as few as five trading positions. The Company also provides its customers with post-installation maintenance and service, often pursuant to long-term contracts.

           Information Transport Systems ("I.T.S."). The Company's I.T.S. division provides cabling infrastructure, design, installation and maintenance services for high speed voice and data networks, including LANs, WANs and data connectivity applications. The Company's I.T.S. engineers design and implement intelligent network infrastructures to provide connectivity to a wide array of customer-owned devices. The I.T.S. division's expertise includes network design, utilizing components from suppliers such as Cisco, 3Com, Bay Networks and Xylan, and the installation of all available physical transport media, including copper, fiber optic and coaxial cable. I.T.S. services also include project management for network infrastructure upgrades and on-site, as well as on-call, technical support. The Company stations I.T.S. personnel on-site for many major customers.

           IXnet. IXnet has deployed the IXnet Network specifically designed to address the needs of the global financial community. The IXnet Network uses uniform equipment platforms and includes network operation centers ("NOCs") and switches located in New York and London, points of presence ("POPs") and customer access nodes ("CANs") in 17 financial centers including Frankfurt, Paris, Zurich, Tokyo and Hong Kong and additional CANs in 34 other cities at September 30, 1998. The IXnet Network employs leased dedicated long-haul circuits to connect IXnet Network cities and leased dedicated local circuits to connect customers to the IXnet Network. Because the IXnet Network is, for the most part, leased, IXnet generally can rapidly expand capacity in response to increased customer traffic while reducing the level of capital expenditures required in advance of related revenues. However, IXnet participates in the ownership of transmission facilities from time to time where it believes there will eventually be sufficient traffic to improve gross margins. The IXnet Network combines the benefits of high quality, security and end-to-end connectivity from a single network provider, features which have historically only been available through private networks, with the significant advantages of lower cost, outsourced network management, and the ability for network subscribers to communicate over dedicated circuits not only with other offices of the same firm but also with other IXnet subscriber firms, without needing to access multiple disparate public networks.

           Through IXnet, the Company provides a variety of telecommunications services, including dedicated private line, managed data and switched voice communications to its network subscribers. These services include specific applications for the financial trading community such as turret-to-turret communications, multi-location voice broadcast and on- and off-net long-distance voice and data transport services. IXnet provides dedicated private network connectivity to the financial trading community in the U.S., the countries of the European Union, Japan, Hong Kong, Singapore and several other countries. IXnet is authorized to provide interstate long distance voice service throughout the United States, to provide international resale of long-distance services between the United States and the United Kingdom, Canada, Sweden, New Zealand and Australia, and to resell private line service to numerous international points. See "Regulatory Environment." The installation of a CAN in a customer location often leads to subsequent sales of additional telecommunications services. As of September 30, 1998, the Company provided telecommunications services to 236 customers and had 472 installed CANs.

           Merger

           On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into the Company (the "Merger"). Under the terms of the Merger, each share of common stock of the Company ("IPC Common Stock") was converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of common stock of the surviving corporation ("Surviving Corporation Common Stock"), subject to proration in certain circumstances. Upon the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its ten year, 10 7/8% Senior Discount Notes due 2008 (the "Notes"). A portion of the proceeds of the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC common stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain Surviving Corporation Common Stock upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David

Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. The Merger was accounted for as a leveraged recapitalization; accordingly, the historical cost basis of the Company's assets and liabilities has not been impacted by the Merger.

           In connection with the Merger, the Company incurred various non-recurring costs totaling approximately $27.8 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. Of this amount, $10.6 million was recorded in fiscal year 1998 as a non-recurring charge for change in control expenses, comprised of certain change in control bonuses and severance payments ($4.2 million), payments to option holders upon cancellation of their stock options ($5.9 million) and miscellaneous other expenses ($0.4 million).

           Simultaneous with the Merger, the Company acquired the remaining 20% interest in IXnet (the "IXnet Exchange") through the issuance of 457,142 shares of Surviving Corporation Common Stock.

           Initial Public Offering

           The Company was established in 1973 as Interconnect Planning Corporation to provide telephone equipment specifically designed to perform in the demanding environment of the financial trading community. In 1986, the Company, then owned by Contel Corporation and known as Contel IPC, opened its current manufacturing facility in the U.S. and commenced operations in the U.K. In October 1991, the Company was acquired from Contel Corporation and renamed IPC Information Systems, Inc. On October 3, 1994, the Company completed its initial public offering of 6,500,000 shares of common stock at $7.50 per share, adjusted for a two-for-one stock split effected in the form of a 100% stock dividend in fiscal 1998.

The Industry

           Turret Systems. The turret systems industry is characterized by a small number of manufacturers of highly specialized telecommunications systems sold primarily to companies in the financial trading community. A trader requires highly-reliable, non-blocking simultaneous access to multiple lines. In order to meet these specific needs, a small number of manufacturers have developed highly-specialized voice communications systems called turret systems. Turret systems must be exceptionally reliable because of the time-sensitive nature of trading activity and the high potential opportunity cost of a service outage. The largest trading floors may contain in excess of 1,000 turrets, with each turret providing access to hundreds of telephone lines.

           Telecommunications Services. The telecommunications marketplace has experienced a transformation over the last decade. Improved technology and increased competition, due in part to widespread regulatory reform, have contributed to the rapid expansion of telecommunications traffic. The financial trading community has grown significantly, while at the same time individual firms have expanded operations to new international locations to compete in the global marketplace. Many of these firms require extensive communication network capabilities to remain competitive in this environment. The Company believes that most readily available alternatives either do not adequately address the specific needs for seamless, high performance international communications between the various trading partners, or provide the required services in a suboptimal manner which is neither ideal for the client nor cost effective for the provider.

           To date, financial trading firms have had two alternatives for addressing their exacting telecommunications demands: (i) building a private network, thereby incurring substantial development and ongoing costs while primarily providing connectivity among various locations of a single firm; or
(ii) utilizing the broad based common carriers' public networks, which consist of numerous non-homogeneous systems and services offered by a multiplicity of local and long distance providers in different national markets. Presently, a substantial portion of international communications, including services marketed by some of the largest telecommunications carriers and the global telecommunications alliances as "virtual private network" services, are typically conducted through disparate public networks and service organizations that do not offer the quality, services, reliability or timeliness of delivery that would be available through a dedicated private network.

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

Business Strategy

           The Company's strategy is to leverage its leading market position in voice trading systems and established customer relationships to become the preferred network services provider to the financial trading community. The principal elements of the Company's business strategy include the following:

           Increase Market Share of Turret Systems on Large Trading Floors. The Company estimates that its turrets represent a majority of the total installed base of turrets in New York, approximately 32.5% of the total installed base of turrets in London and lower percentages in other financial centers such as Hong Kong, Tokyo and Frankfurt. Between 1994 and 1998, the Company estimates that it increased its market share in London from 24% to 32.5%. The Company believes that there is substantial opportunity to achieve significant increases in other financial centers by dedicating additional sales and marketing resources and by focusing on the large installation opportunities the Company expects will continue to be created by the financial services industry expansion and consolidation trend. The Company expects to further grow market share as its customers expand to new locations and standardize their technology platforms. The Company also believes it will generate substantial new sales from existing customers who upgrade their older analog turret systems with digital systems; currently, analog systems represent less than half of the Company's installed base of turrets.

           Penetrate New Markets. The Company's turret systems have traditionally been designed as "high-end" products offering optimal performance for large trading organizations at premium prices. The Company has enjoyed strong market share among large trading organizations such as global investment banks and is now focusing on penetrating other markets. These markets include smaller broker/dealers, hedge funds and asset management companies, commodity trading operations in non-financial firms (such as energy-related companies) and regional trading organizations based in emerging markets which typically require either smaller installations or less functional capability. The Company has recently completed development of two new products to meet the needs of these customers: the VS-MX, a turret system designed to be cost effective for the smallest trading organizations; and TraderConnect, a Centrex-like managed turret and telecommunications service. The

VS-MX system, which the Company began to ship in the spring of 1998, shares most of the features of the Company's flagship Tradenet MX(R) product while providing comparable price performance per trading position for locations with between five and 16 trading positions. The Company believes that this product will enable it to penetrate new geographic markets in Latin America and Asia, as well as smaller trading operations in established markets. The Company also offers the MX Compact, a turret system designed for trading floors with 16 to 40 trading positions. TraderConnect is a managed service in which the Company owns and operates a centrally-located, shared trading turret system and provides IXnet Network services to the customer. TraderConnect meets the needs of trading organizations that either cannot afford the upfront investment of a full turret system or prefer to outsource. The Company offers TraderConnect in New York.

           Leverage Existing Customer Relationships to Provide Enhanced Telecommunications Services. The Company believes it is in a strong position to provide private network services via IXnet to the financial trading community by virtue of IPC's large installed base of turret systems and established relationships with many of the largest firms involved in global trading activity. The Company believes its reputation for high quality service will enable it to capture portions of the telecommunications services revenue generated by these clients. A substantial portion of the total telecommunications spending by financial services firms is generated by trading operations using turret systems. In addition, the Company believes that its ability to provide fully managed turret-to-turret connectivity between users of IPC turret systems, with a single point of contact for all customer service issues, will be a competitive advantage.

           Leverage I.T.S. Expertise. The Company intends to leverage I.T.S.'s expertise in the design, integration and installation of data networking equipment (such as routers and hubs) to provide turnkey managed data services and ongoing support of data networking equipment located at the Company's client sites. In addition, the Company intends to narrow its focus on the higher margin components of design, installation and support of LANs, WANs and data connectivity and reduce its involvement in the more competitive and lower margin cabling infrastructure projects.

           Broaden IXnet Customer Base to Include Buyside Participants. While many of the largest investment banks and broker/dealer firms have either created their own private networks or contracted for managed private network services, most if not all of these firms still rely on public switched networks for communications with trading counterparties and customers on the "buyside" (mutual fund companies, asset managers and hedge funds). By targeting buyside participants, the Company intends to increase the number of subscribers to the IXnet Network. As the number of buyside participants connected to the IXnet Network increases, the incentive for "sellside" participants and market data and application providers to use the IXnet Network to communicate with these buyside participants is expected to increase.

           Exploit First-Mover Advantage. The Company believes that it is one of the first to offer an international, inter-firm private network (extranet) service dedicated primarily to the financial trading community, and that the high concentration of telecommunications traffic among financial trading community participants will enable the Company to leverage its first-mover advantage into a position as the preferred service provider to the financial trading community. As the number of customer locations connected to the IXnet Network grows, the appeal of the network to prospective customers increases. The limited number of financial trading community participants amplifies this effect and enables the Company to achieve significant penetration of the target customer base. Commercially launched in the spring of 1996, IXnet had 131 customers as of September 30, 1997 and 236 customers as of September 30, 1998.

           Reduce Risk by Scaling IXnet Network Expansion to Customer Additions. IXnet's business plan is based on a success-driven network investment program, which generally calls for the addition of network equipment and transport capacity as required by the addition of new customers to the network or the sale of additional services to existing customers, as opposed to in advance of such events as is typical of facilities-based telecommunication services firms. Given the availability of local fiber facilities at competitive rates in many of the world's financial centers, as well as the competitive market for transport capacity on major international routes, the Company believes IXnet will be able to rapidly provision high-quality services without building its own fiber facilities, although IXnet participates in ownership of transmission facilities from time to time where it believes there is sufficient traffic to improve gross margins. The capital investment required to expand the IXnet Network is comprised largely of additional CANs and incremental additions to IXnet's existing London and New York NOCs and various POPs.

           Accelerate Growth of IXnet by Acquisitions. The Company's growth strategy for IXnet includes the acquisition of similar or compatible telecommunications services firms with strong financial trading community focus. The Company intends to use such acquisitions to accelerate IXnet's growth by extending its geographic reach and also to improve its margins by increasing utilization of the IXnet Network backbone over a broader customer base.

MXnet Acquisition

           During February 1998, the Company acquired MXnet, a provider of market data distribution services to market data providers. MXnet, based in Jersey City, New Jersey, operates a "virtual warehouse" into which various vendors feed market data. MXnet then redistributes the data to end users on behalf of the market data providers. MXnet aggregates data from over 20 sources and delivers the content down a single aggregate access line to the end user. MXnet was initially focused on offering a lower-cost approach for market data delivery to small and medium sized firms. The MXnet approach reduces these firm's need for expensive standalone market data terminals while giving them the full benefits of all the market data sources available through the warehouse. IXnet is expanding the targeted end user group to include larger firms and other firms already connected to the IXnet Network.

           IXnet has completed merging the MXnet and IXnet Network operations. In addition, IXnet leverages MXnet's expertise in market data, trading applications, and internet protocol ("IP") networking to offer market data and content delivery in additional markets around the world. The Company believes that the attractiveness of the IXnet Network to existing and potential customers is heavily influenced by the quantity of other firms on the network as well as the quality of content that can be accessed via the network. IXnet management believes that the customers, technical expertise and content acquired with MXnet have provided a significant advance to its data and content delivery capabilities.

Saturn Global Network Service Holdings Ltd.

           On December 18, 1998, IXnet acquired Saturn Global Network Service Holdings Ltd. ("Saturn") from Marshalls Finance Ltd. for a cash payment of $36.1 million and notes guaranteed by the Company in the amount of $12.5 million (See "Subsequent Events" in "Liquidity and Capital Resources" section).

The agreement to purchase Saturn had been signed in August 1998 and closing occurred after obtaining regulatory approval and following renegotiations of certain terms.

           Saturn, a UK Holding Company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet, but focused on Europe, Australia and the Pacific Rim; therefore, it's customer base and network facilities are geographically complimentary to IXnet.

Products and Services

           The Company is involved in (i) the design, manufacture, installation and maintenance of voice telecommunications systems (known as turret systems) primarily for the financial trading community (including turret systems and other associated products); (ii) the design, installation and maintenance of data networks and associated cabling infrastructures (I.T.S.); and (iii) the provision of voice and data telecommunications services to the financial trading community (IXnet). These products and services represented 65.7%, 27.7% and 6.6%, respectively, for the fiscal year ended September 30, 1997 and 66.5%, 21.4% and 12.1%, respectively, for the fiscal year ended September 30, 1998, of the Company's consolidated revenue.

Turret Systems

           A turret system is a sophisticated telephone system consisting of desktop consoles and backroom switching equipment, used by trading personnel requiring rapid access to multiple telephone lines. Turrets provide nearly instantaneous connection to the call recipient and a high degree of reliability. A turret system is installed in addition to, and communicates with, a company's PBX, but has enhanced features compared to a PBX.

           Key features of the Company's turret systems include:

           Reliability. On a trading floor, a lost connection can result in a lost transaction, and a outage of the entire telecommunications system can be extremely damaging to a trading firm. IPC's turret systems are designed with a distributed architecture utilizing redundant equipment and circuitry with parallel internal transmission paths. This architecture ensures that no single component failure within the system can cause the failure of the entire system.

           Call Capacity. IPC's turret systems are "non-blocking," designed to allow every user to be on one or more telephone lines at the same time without call blocking or degradation of call setup speed. The Company's flagship Tradenet MX system is designed to support up to 23,000 telephone lines in simultaneous use by up to 4,000 user positions. In sharp contrast, a typical PBX configuration accommodates only approximately 20% of users speaking at the same time.

           User Programmability and Mobility; Speed. IPC's digital turret systems allow each trader to customize their desktop configuration with personal speed dials, direct connections and associated displays, and to store the settings in the system's back room switching equipment. Traders are able to access their customized settings from any turret connected to the system, or through systems that are networked together or through an internet/intranet connection.

           The Company has historically focused on large trading organizations. The Tradenet MX is designed for trading floors from 40 to over 1,000 positions. The MX Compact, introduced in 1994, is designed for trading floors between 16 and 40 positions. The VS-MX, which the Company began to ship in the spring of 1998, is designed for trading floors with between five and 16 positions. The entire MX product line utilizes similar hardware and software, has common interfacing (all of which facilitates upgrading) and can be interconnected and integrated in order to meet the requirements of customers with multiple trading floors of various sizes.

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

           Medium-sized Trading Systems. The Company provides MX Compact, a less costly version of Tradenet MX, for medium-sized locations. MX Compact is designed for trading operations between 16 and 40 trading positions at a single site, such as branch offices or those located in smaller markets. The MX Compact is packaged in a single cabinet and is competitively priced, while retaining all of the same advanced features as the Tradenet MX.

           Small Trading Systems. In the spring of 1998 the Company released a new product called the VS-MX. The VS/MX supports trading operations requiring between 2 and 16 positions and is targeted towards asset managers, hedge funds, emerging markets and smaller energy and commodity trading firms. It supports all of the advanced features of the Tradenet MX system and can be connected to larger Tradenet MX systems via line networking to allow sharing of lines.

           Turret Service. A significant portion of the Company's revenue from turret systems is related to post-installation service and is generated (i) under annual and long-term service contracts and (ii) from incremental sales of turrets and related equipment for "moves, adds and changes" to existing IPC trading floor installations. For fiscal year 1998, turret service revenue accounted for $63.6 million of the Company's $196.8 million in revenue from trading systems. Turret service revenue has historically been very stable and less subject to cyclical changes in the strength and growth of the financial trading community. Following a standard one-year warranty period after installation of a turret system, a customer generally enters into an annual or multi-year service contract with the Company. These contracts typically cover full time on-site technical support by IPC technicians and on-call technical support by IPC personnel for smaller trading operations. As of September 30, 1998, the Company had over 90 technicians servicing ongoing contracts, primarily in New York and London. "Moves, adds and changes" ("MACs") revenue is generated whenever a customer adds additional trading positions to an existing IPC trading floor or makes changes to the turret system configuration. MACs produce a steady and relatively predictable revenue stream for the Company.

           Centralized Trading Systems. In June 1997, the company introduced a centralized trading system called TraderConnect. TraderConnect is a turn key service offering whereby the Company provides turrets at the customer premises while operating and maintaining the backroom switching equipment at a remote location. The service is akin to the Centrex method of providing centralized PBX services. Clients are billed monthly based on their number of positions and network usage. TraderConnect provides customers with many of the features available to owners of larger MX systems without the large capital outlay associated with an equipment purchase.

           TradePhone MX. The Company also manufactures a multi-button telephone called the TradePhone MX that is designed to operate with the Tradenet MX family of turret systems. This product was introduced in May of 1997 and is targeted at trading support, sales and research personnel that have a need to communicate directly with traders. It provides connectivity to the MX system with the feature functionality of a trading turret in a scaled-down unit that is suitable for off trading floor use.

           The World Turret. The World Turret is a JAVA(TM) software application that provides traders remote access to their trading system via the internet or a corporate intranet. Using a standard PC or laptop traders are able to access all of their lines and services from any remote location. The World Turret provides traders full feature functionality and real time performance via standard voice and data connections.

           Exchangefone. Exchangefone is an extremely rugged telephone specifically designed for use on exchange floors. Exchangefone uses distributed microprocessor technology to provide ease of feature customization and reduce the amount of cable required between the trading floor and backroom switching equipment.

           Open Line Speaker Systems. The Company manufactures open-line, digital speaker systems for the financial trading community. These speaker systems, which are sold either as an integral part of a turret system or on a stand-alone basis, provide full-duplex continuous communications, enabling brokers to communicate rapidly on a "hands-free" basis without having to dial a telephone number. From a single microphone, brokers can broadcast simultaneously to numerous trading counterparts. Additionally, these speaker systems contain digital signal processor software which enables them to function effectively in a noisy trading floor environment.

           Other Products and Services. In order to offer a broader product line, IPC remarkets various other products, including PBX systems, video conferencing equipment and voice logging and recorder devices.

The IXnet Network

           IXnet was founded by several individuals with experience in developing and providing telecommunications solutions to the financial trading community and began commercial operations in the spring of 1996. IXnet capitalizes on several characteristics of the target customer base: rapid changes in technology requiring constant reevaluation of previous technology decisions and new investments to remain competitive; internal telecommunications departments focused on intra-firm communications via private networks rather than on communications with trading counterparties; demand for high performance communications between firms; difficulties in dealing with multiple vendors, particularly in international markets; significant disparity between the pricing and underlying costs of international communications traffic; and no uniform global technology platform for international communications.

           IXnet has implemented a network specifically designed to address the needs of the financial trading community. The network consists of Company-owned switches, POPs, CANs and NOCs, and uses primarily leased transport capacity. Significant features of the IXnet Network include the following:

           Uniform Equipment Platforms. The IXnet Network is based on a Newbridge Network Corporation ("Newbridge") managed transport network overlaid with Northern Telecom Ltd. ("Nortel") switches for enhanced voice services and routers made by Cisco Systems, Inc. for enhanced data services. Newbridge network access nodes and network management software are located at the Company's POPs, while CANs are directly installed at the customers' premises. The Newbridge platform provides high performance, advanced features and global network management which allows for rapid provisioning and end-to-end network diagnostics from the Company's facilities to each customer's premises. The Company owns a Nortel DMS-500 digital switch located in New York City and a Nortel DMS-100E digital switch located in London. These switches are equipped with the latest advanced intelligent networking ("AIN") and common channel signaling system 7 ("SS7") capabilities, allowing for universal availability of services, rapid provisioning of service, short call setup times and a single network management and control system to enhance network performance.

           Transport Facilities. IXnet utilizes multiple carriers to provide access facilities from customer premises to IXnet POPs. Such carriers include incumbent local exchange carriers ("ILECs"), competitive access providers ("CAPs") and competitive local exchange carriers ("CLECs"). Access from the customer sites is typically via a digital facility, using one or more dedicated T-1 or E-1 fiber optic links. In addition, the Company leases and acquires bandwidth from regional and international common carriers to link its network locations. In most of its market areas there are multiple competitive providers of fiber optic capacity.

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

IXnet Services

           IXnet services fall into three categories: dedicated private line services, managed data services and switched voice services. Dedicated private line services include the following:

           IXLink. IXLink is a managed dedicated private line service which provides voice and/or data transmission on circuits ranging in capacity from 8 Kbps to 2 Mbps. The service features include high quality digital connectivity worldwide and end-to-end circuits which eliminate the need for multiple vendors. These services are provided for both intra-firm and inter-firm communications.

           DigiHoot. DigiHoot is a single sourced digital "hoot & holler" service with network management and speaker equipment provided as part of an integrated offering. Hoot & holler networks are specialized open line voice conference systems that trading firms operate to allow continuous mission-critical contact between various trading locations. This service combines the IXnet high performance international network with IPC's MX turret systems and IPC's speaker systems for a total desktop to desktop managed solution. Digital connections and bridging provide clear communications and IXnet supports the service with 24-hour network management and customer support. DigiHoot service can be rapidly provisioned and reconfigured to meet customer's demand for a flexible trading environment.

           MetroLink. MetroLink is a private line service that connects IPC's MX customers within the same metropolitan area. IXnet serves as a single source provider of hardware and connectivity from turret to turret. Compared to the analog connections typically provided by the ILEC, MetroLink provides faster circuit provisioning, end-to-end managed digital connectivity and reduced installation cost and space requirements at a competitive price. MetroLink is currently offered in New York City, and the Company intends to offer this service in other cities as the regulatory environment and customer demand warrants.

           Liquidity. Liquidity is a managed inter-firm and intra-firm data network service which is also frame relay based. Liquidity provides secure delivery of time-sensitive financial applications and information such as electronic trading, market data and FIX (Financial Information Exchange) messages. Its standard features include: a Cisco router supplied, owned and managed by IXnet, network performance guarantees and real time network performance reporting.

           MXnet. MXnet is a recently acquired subsidiary that owns and operates a network facility in New Jersey, distributing Reuters, Bridge and other market data and applications to smaller trading floors.

           Switched voice services provided by IPC include the following:

           IXGlobal. IXGlobal is IXnet's on-net switched voice service. It provides a seamless international virtual private voice network service to the financial trading community over a uniform switching platform. Because IXnet provides end-to-end connectivity among all IXnet subscribers, it is able to provide the same high performance characteristics presently available only on dedicated private networks. Features of IXGlobal include: preferential pricing for on-net calls to IXnet subscribers, fast call completion and AIN features including caller ID, conference calling, call forwarding, etc., customized billing formats for the financial trading community and network control and account management.

           All switched calls between IXGlobal subscribers are carried entirely on-net (i.e., not terminated through LECs that impose access charges). As a result, IXnet can provide customers with substantial discounts for IXGlobal calls, while still enjoying favorable margins. Accordingly, as more members of the financial trading community come onto the IXnet Network, the Company expects the attractiveness of this service to improve.

           IXPrime. IXPrime is IXnet's off-network switched voice service. Unlike IXGlobal, IXPrime calls terminate to off-net locations. Features of IXPrime include switched or dedicated originating access and simplified pricing for calls.

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

Information Transport Systems

           The Company's I.T.S. division provides cabling infrastructure, design, implementation and maintenance services for high speed data networks, including LANs and WANs, with a primary focus on the financial trading community. This business line includes four major product and service areas: value-added services, networking products, cabling infrastructure and network maintenance and support. Customers purchase these products and services, which are cross-marketed with IPC's turret systems, on a stand-alone basis or in bundled combinations. Over 80.7% of the Company's fiscal 1998 I.T.S. revenue was from jobs performed in the New York City metropolitan area. In addition, I.T.S. has a core group of highly skilled project managers and design engineers who are dispatched to manage installation projects elsewhere.

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

           Cabling Infrastructure. Cabling infrastructure provides physical connectivity among communications devices, including turrets, telephone switching equipment (turret or PBX), facsimile machines, computer networks and video conference facilities. Providing a customer with cabling infrastructure includes several distinct phases: network design, documentation, installation, certification and ongoing service and maintenance. The Company offers its cabling infrastructure customers design input on various system elements, including diversity of cable routing, uninterruptable power systems, security safeguards and cable management systems. The Company intends to narrow its focus on the higher margin components of design, installation and support of LANs, WANs and data connectivity and reduce its involvement in the more competitive and lower margin cabling infrastructure projects. The Company places special emphasis on the testing and certification phases of the project since today's high speed networks demand that products be installed in accordance with strict manufacturer specifications.

           Network Maintenance and Support. The Company offers a broad line of post-installation maintenance and support services to customers for "moves, adds and changes" or as part of a long-term technical services contract. These contracts provide customers with access to a wide range of IPC technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration. These services provide the Company with a recurring revenue stream which, in fiscal 1998, accounted for $23.2 million of total I.T.S. revenue of $63.3 million.

Impact of the Year 2000

        The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver products and services to customers, send invoices, or engage in similar normal business activities.

        The Company has assessed its Year 2000 compliance for the products that it manufactures and the services it provides, along with those products manufactured by others which the Company represents and sells. The Company is taking steps to obtain Year 2000 compliance status updates from vendors that supply products for resale and services which the Company either uses internally or resells as part of the Ixnet Network and expects to conclude on remedial alternatives, if any, by June 30, 1999. Until such compliance updates are complete, the Company will not be able to completely evaluate whether its systems, products or services will need to be revised to be Year 2000 compliant. However, at this point in time, the Company believes that its products and the products it represents are Year 2000 compliant or can be made Year 2000 compliant with upgrades to both the hardware and software made available by the Company and its vendors.

        In addition, the Company has made available to its customers its trading system laboratory located in Westbrook, CT to independently verify and test such compliance.

        The Company is in the process of converting to an enterprise-wide management information system which, through software updates to both the application and operating systems scheduled to be completed by June 30, 1999, is expected to be Year 2000 compliant.

        To date the Company has not incurred and does not expect to incur any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues, with the exception of the conversion to the enterprise-wide management information system, which was undertaken for operational reasons. Most of the Company's expenses in connection with Year 2000 compliance have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

        The Company is not aware of any Year 2000 compliance problems related to its systems that would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in its systems, products or services that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems, products or services will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed software, third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues related to its products and services could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

        In addition, there can be no assurance that third party providers of products and services, including telecommunications and utility companies, and the Company's customer base, primarily in the financial services industry, will be Year 2000 compliant. The failure of such entities to be Year 2000 compliant could result in a systematic failure, beyond the control of the Company, such as prolonged telecommunications or electrical failure, or the inability of customers to make payments for services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        As discussed above, the Company is engaged in an ongoing Year 2000 compliance assessment and has not yet developed any contingency plans. The results of the Company's enterprise-wide system conversion and responses received from vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

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

            The Company employed 39 direct sales representatives for its turret systems and I.T.S. products and services as of September 30, 1998 , in sales offices and service locations in:

            Domestic:                                    International:
               Atlanta             Houston                  Hong Kong
               Boston              Los Angeles              London
               Chicago             New Jersey               Paris
               Cincinnati          New York City            Toronto
               Connecticut         Philadelphia             Zurich
               Dallas              San Francisco


           The Company also has distributors for its turret systems in the following countries:

               Argentina           Indonesia                Singapore
               Australia           Japan                    Taiwan
               Brazil              Malaysia                 Thailand
               France              Mexico                   Venezuela
               Germany             New Zealand
               Italy               Philippines

           These distributors receive extensive training from the Company, are qualified in turret sales and maintenance, and provide qualified systems engineers to support customers.

           IXnet services are marketed and sold by experienced network sales professionals dedicated to the IXnet service offering. As of September 30, 1998, IXnet had a total of 27 network sales professionals, including 18 in the United States, and the remainder in the United Kingdom, Canada and France. The Company intends to add sales professionals in these locations and in other key locations as its expansion continues. The Company also sells IXnet services through agents in selected international markets including Tokyo and Frankfurt.

           Non-U.S. markets are important to the Company. The following table shows the approximate distribution of the Company's consolidated revenue for the fiscal years indicated:

Region                                              For the Years Ended
                                              ---------------------------------
                                                 1996       1997       1998
                                              ---------------------------------
New York.....................................     56%        59%        52%

Rest of the United States and North America..     19         17         19

United Kingdom...............................     19         19         24

Rest of World................................      6          5          5
                                              ---------------------------------

           Total.............................    100%       100%       100%

           IPC maintains a high profile in the financial services market by publicizing contracts won, advertising in industry publications and participating in relevant industry trade shows. The Company also actively participates in industry seminars to communicate IPC's capabilities to prospective customers and maintains a staff of experienced marketing professionals who generate promotional brochures and training materials.

Customers

           The Company's customers are concentrated primarily in the financial trading community which includes securities and investment banking firms, merchant and commercial banks, interdealer brokers, and foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company also provides equipment and services to commodity trading operations in non-financial firms (such as energy-related companies). Historically, almost all of the Company's consolidated revenue has been derived from sales to customers in the financial trading community. In fiscal 1998 and 1997, no single customer accounted for more than 10% of the Company's consolidated revenues.

Backlog

           As of September 30, 1998, the Company had a backlog of purchase contracts representing approximately $61.1 million of future revenue, as compared with approximately $53.4 million as of September 30, 1997. Due to the size and lead time of orders, which can vary substantially, and because the Company recognizes revenue upon the completion of an installation, the amount of backlog at any date may not be indicative of actual sales for any subsequent period. The Company's backlog includes only orders for new installations and does not reflect annual or multi-year service contracts or orders for the reconfiguration, alteration or expansion of existing systems, as such orders are normally completed within one month.

Research and Development

           IPC's Tradenet MX product family is recognized within the financial trading community as providing a high standard of reliability, performance and functionality. IPC works closely with its customers to understand their future requirements and invests in research and development to ensure its products address customer needs. For the fiscal years ended September 30, 1996, 1997 and 1998, the Company recorded expenses of $11.5 million, $10.0 million and $10.0 million, respectively, on research and development. Such amounts are predominantly related to the continued development of the Tradenet MX family as well as in developing its next generation of voice-based trading system products. Additions to the Tradenet MX product line include TraderConnect, the VS MX System and the WorldTurret MX. At September 30, 1998, the Company employed 84 persons in the area of research, development and product engineering.

           In addition to developing new MX system features and functionality, IPC intends to strongly emphasize product integration of the MX product line with the IXnet Network. This integration is intended to remove the traditional boundaries between internal turret systems and external telecommunications networks.

           Interoperability and integration of traders' desktop systems will remain a strategic focus. IPC intends to utilize its core competencies in call processing, Computer Telephony Integration ("CTI") and fault tolerant switching to provide solutions which meet the evolving needs of its customers.

Manufacturing

           The Company manufactures its turret system products at an 85,000 square-foot Company-owned manufacturing facility in Westbrook, Connecticut. The facility houses production lines, a repair department, inventory, a training center and various support functions, including production scheduling, purchasing and quality assurance personnel. The Company's management believes that the manufacturing facility and its resources are capable of handling expected demand for the foreseeable future. The Company believes that there are adequate supplies of labor in the immediate area of the Westbrook facility.

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

Competition

      Turret Systems and LAN/WAN Infrastructure, Design, Installation and Maintenance

           The markets for turret systems and LAN/WAN infrastructure, design, installation and maintenance are highly competitive. Although some of the Company's competitors are substantially larger and have greater resources, the Company believes that its strong market position is the result of its consistent ability to produce high quality products, its established reputation for high quality service, and its strong relationships with customers and experienced management, sales and technical staffs.

           In the worldwide market for trading turrets, IPC's main competitor is British Telecom ("BT"). The Company also competes with Hitachi Ltd., Telaid Industries Inc., Etrali S.A. (a subsidiary of France Telecom), Telenorma GmbH (a division of Robert Bosch GmbH), LM Ericsson Ltd. and Siemens A.G., which have historically achieved strong market shares in their respective domestic markets. The Company believes it is able to compete effectively against these companies due to the high quality of its products, its reputation for providing outstanding service and its ability to provide a standardized technology platform on a global scale.

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

           The second is a trend toward the emergence of competition in many foreign markets, allowing international carriers to transmit traffic without paying artificially high prices to monopoly carriers. This competition has reduced both the prices IXnet can charge as well as its transmission costs for international traffic. The Company believes IXnet's focus on the specific needs of the financial trading community will help it mitigate the effect of declining prices, while the increasing competition among international carriers will continue to drive down the wholesale prices of long haul transport capacity.

           The third trend is the increasing participation among major international carriers in global alliances. The major telecommunications alliances are Concert (BT & AT&T) and Global One (France Telecom, Deutsche Telekom AG and Sprint Corporation). Such alliances, which may be based on either equity or non-equity relations, are still new and not fully developed, either in terms of corporate form or market strategy. To date, revenues to the alliances from target markets, which include the global provision of enhanced services to multinational corporations, are small relative to traditional international voice traffic revenue. Nonetheless, such alliances are significant because they represent individual national carriers attempts to meet the perceived desire of multinational corporate customers to obtain worldwide telecommunications services from a single provider.

           In addition to competing with the alliances, the Company also competes with many additional carriers which provide service in single or multiple markets, including Cable & Wireless plc, MCI Worldcom, Inc., Kokusai Denshin Denwa Co. Ltd. (KDD), Swiss Telecom PTT and Hong Kong Telecom Ltd.

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

Regulatory Environment

      Government Regulation

           Telecommunications services provided by IXnet are subject to regulation by international entities as well as by United States federal, state and local government agencies. The primary regulatory policy of the United States is to promote effective competition in the United States telecommunications service market, particularly the market for international services. It is the view of the United States government that competitive international markets will provide incentives for further market entry both in the United States and foreign markets. Competitive markets will also stimulate technological innovation by United States suppliers of information technology.

           The existing regulatory environment for international telecommunications service differs from country-to-country. For domestic services in the United States, the Federal Communications Commission ("FCC") and State Public Utility Commissions ("PUCs") have direct jurisdiction, granted by statute, over all aspects of IXnet service. With international traffic, however, the United States regulatory structure is limited to the origination or termination of service in the United States. As a result, the United States and each foreign country share jurisdiction over policies and regulations controlling international telecommunications services between the two. Thus, the United States cannot unilaterally implement a regulatory policy for international telecommunications, thereby limiting the impact a domestic statute, such as the Telecommunications Act can have in developing a new structure for international telecommunications.

           In the United States, the provision of IXnet's services is subject to the provisions of the Communications Act of 1934, as amended by the Telecommunications Reform Act of 1996 and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states as administered by the relevant PUCs. The recent trend in the United States, for both federal and state regulation of telecommunications service providers, has been in the direction of reduced regulation. Despite recent trends toward deregulation, the FCC and relevant PUCs continue to exercise extensive authority to regulate ownership of transmission facilities, provision of services and the terms and conditions under which IXnet's services are provided. In addition, IXnet is required by federal and state law and regulations to file tariffs listing the rates, terms and conditions of the services it provides. Any failure to maintain proper federal and state tariffs or certification or any finding by the federal or state agencies that IXnet is not operating under permissible terms and conditions may result in an enforcement action or investigation, either of which could have a material adverse effect on IXnet.

           IXnet and its wholly-owned subsidiary Saturn Global Network Service Holdings Ltd. ("Saturn") (See "Subsequent Events" in "Liquidity and Capital Resources" section) currently hold several FCC authorizations for telecommunications services. These authorizations permit IXnet to (i) acquire interests in submarine cable and international satellite facilities previously authorized by the FCC; (ii) resell private lines that are not interconnected to the public switched telephone network for communication services between the United States and all other countries other than those listed on the FCC's exclusion list published from time to time and (iii) offer switched service by the use of private lines interconnected to the public switched telephone network for service between the United States and a small number of approved countries. To date, the FCC has approved this form of interconnected resale between the United States and the United Kingdom, Canada, Sweden, New Zealand, Australia, the Netherlands, Luxembourg, Norway, Denmark, France, Germany, Belgium, Austria, Switzerland, Japan, Italy and Hong Kong (data and fax service only). IXnet has received a reciprocal authorization from the United Kingdom to offer switched services by use of private lines interconnected to the public switched network between the United Kingdom and certain countries including the United States. IXnet has also received licenses to offer certain services from the appropriate regulatory authorities in Japan, Hong Kong, Singapore, Brazil, Belgium, Italy and Ireland and operates pursuant to a class license in Australia. Additionally, Saturn holds certain licenses in Hong Kong, Singapore and Japan.

           State regulatory commissions exercise jurisdiction over intrastate services. Intrastate services are communications that originate and terminate in the same state. IXnet holds a certificate of public convenience and necessity to resell forms of telephone service within New York state and in a number of other states. IXnet is able to provide service in Michigan and Washington, D.C. without authorization from those jurisdictions. IXnet has an application pending in Georgia for authorization to provide service in that state. As the regulatory regimes change in the United States and elsewhere, the authorizations held by the Company also may need to be adjusted.

           Regulatory requirements pertinent to IXnet's operations have recently changed and will continue to change as a result of the World Trade Organization ("WTO") Basic Telecommunications Agreement ("WTO Agreement"), federal legislation, court decisions, and new and revised policies of the FCC and PUCs. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries, and reduce international accounting rates toward cost. Among other things, such changes may increase competition and alter the ability of IXnet to compete with other service providers and continue to provide the same services, or introduce new services. The impact on IXnet's operations of any changes in applicable regulatory requirements cannot be predicted.

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

           Canada. IXnet is registered as reseller and currently provides private line service between Canada and the U.S. and Canada and the U.K. Canada recently opened its market to increased competition in international telecommunication services. IXnet intends in the near future to file the appropriate application in order to expand its international telecommunications service offerings to and from Canada.

           United Kingdom. The United Kingdom generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. Individual licenses (with standard conditions) are required for the provision of facilities-based services and for the resale of leased lines. An IXnet subsidiary holds both an International Facilities Based Telecommunications License ("IFBTL") and an International Simple Voice Resale ("ISVR") license in the United Kingdom. The IFBTL entitles IXnet to acquire indefeasible rights of use on international satellites and submarine cable systems, to resell international private lines, as well as interconnect with, and lease capacity at, wholesale rates from BT and Mercury Communications, Ltd. The ISVR license allows IXnet to resell international private lines, as well as interconnect with, and obtain capacity at wholesale rates from BT and Mercury Communications, Ltd.

           Other European Union Countries. Prior to January 1, 1998, a majority of the European Union ("EU") countries maintained the position that all or most telecommunications services are under the exclusive jurisdiction of state-sanctioned monopolies. Under that regulatory regime, provision of many competitive telecommunications services was strictly limited to particular services or banned to preserve the privileged position of the state-sanctioned monopoly. Effective January 1, 1998, the EU required that member states liberalize their telecommunications regulations to permit the introduction of competition in all sectors of the telecommunications market. These regulatory reforms are currently being implemented. Nonetheless, IXnet has already initiated service prior to these reforms. In some cases, IXnet was able to take advantage of a special status granted to Closed User Groups ("CUGs"). CUGs are communities of interest that are common among a company and its subsidiaries or group of companies. The EU definition of CUGs looks to see if the link between the members of the group is a "common business activity." IXnet and its subsidiaries fit this definition of CUGs in several countries. In addition, in several EU countries, IXnet structured its service offerings to not require interconnection to the local public switched telephone network. Based on CUG status and/or lack of interconnections to the public switched network in these countries, IXnet subsidiaries are able to operate in France, Germany and The Netherlands without the need for licenses in these countries. In these cases, the IXnet companies provide private line and virtual private network voice services and a full range of data services. IXnet has been granted licenses in Belgium, Ireland and Italy to provide voice and data services to CUGs.

           Switzerland. Although Switzerland is not part of the EU, it has followed the EU's market liberalization approach. Even prior to the January 1, 1998 opening of the Swiss telecommunications market, IXnet, through its subsidiaries, has been able to provide private line and virtual private network voice services and a full range of data services in Switzerland due to its status as a CUG and its lack of interconnection to the Swiss public switched telephone network.

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

           Brazil. On April 28, 1998, the Brazilian Agencia Nacional de Telecomunicacoes ("Anatel") granted IXnet's Brazilian subsidiary a Limited License to offer specialized limited telecommunications services to and from Brazil. This license allows IXnet to provide virtual private network and private line voice and data services to CUGs.

           Saturn Global Networks. Saturn offers telecommunications services in the United Kingdom and Australia pursuant to class licenses. Saturn also holds a Special Type II license in Japan, a public non-exclusive telecommunications service license for the provision of international value added data services in Hong Kong and a license to provide intracompany voice and data services in Singapore.

           IXnet intends to expand its operations into other jurisdictions as such markets deregulate and IXnet is able to offer a full range of services to its customers. In addition, in countries that enact legislation intended to deregulate the telecommunications sector or that have made commitments to open their markets to competition in the WTO Agreement, there may be significant delays in the adoption of implementing regulations and uncertainties as to the implementation of the deregulatory programs which could delay or make more expensive IXnet's entry into such additional markets. The ability of IXnet to enter a particular market and provide telecommunications services, particularly in developing countries, is dependent upon the extent to which the regulations in a particular market permit new entrants. In some countries, regulators may make subjective judgments in awarding licenses and permits, without any legal recourse for unsuccessful applicants. In the event IXnet is able to gain entry to such a market, no assurances can be given that IXnet will be able to provide a full range of services in such market, that it will not have to significantly modify its operations to comply with changes in the regulatory environment in such market, or that any such changes will not have a material adverse effect on IXnet's business, results of operations or financial condition.

           In those countries where IXnet is strictly prohibited from offering service, IXnet may enter into a relationship with the state-sanctioned telecommunications monopoly so that its services can be offered in that jurisdiction. In these situations, the local telecommunications service provider would provide the facilities and offer local services to IXnet customers. It is likely that services would be of higher cost in these situations. There are, however, certain countries which do not require licensing for the provision of telecommunications network services.

Intellectual Property

           The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company currently has 16 United States patents, including design patents, and 3 more pending United States patent applications for its technologies. The Company also relies on unpatented know-how and trade secrets and employs various methods, including confidentiality agreements with employees and consultants, to protect its trade secrets and know-how. The Company also may desire to develop, produce and market commercially viable new products, such as personal communications systems, that may require new or renewed licenses from others.

Employees

           As of September 30, 1998, the Company had 754 full-time, non-union employees worldwide, including 575 in the United States, 158 in the United Kingdom, 6 in Canada, 2 in France, 10 in Hong Kong, 1 in Japan and 2 in Switzerland. Of these, 125 were engaged in marketing and sales, 84 in research, development and product engineering, 127 in branch operations, finance and corporate administration, 130 in manufacturing and 288 in operations.

           An additional 446 United States workers are represented by collective bargaining units at September 30, 1998 , including 405 within the New York metropolitan area provided under labor pooling agreements between the Company and two of its former affiliates. Contracts with unions are negotiated every three years. The next contract negotiation is in June 2001. The Company has never experienced a work stoppage. Management believes that current relations with labor are good and that existing union contracts will be renewed.

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

ITEM 2.    PROPERTIES

           During 1997, the Company purchased its sole manufacturing facility in Westbrook, Connecticut and related land for approximately $2.5 million. Additionally, the Company leases its executive offices and network switching facilities in New York City and London, its research and development facility in Fairfield, Connecticut and its branch offices and sales offices in the United States, Canada, Hong Kong, France, Switzerland and the United Kingdom. The Company believes that its current facilities are adequate for its near-term requirements and does not anticipate the need for significant expansion in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

           Except for an arbitration proceeding with a former distributor in Italy, which the Company is aggressively pursuing, the Company is not a party to any pending legal proceedings except for claims and lawsuits arising in the normal course of business. The Company does not believe that these claims or lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

            Effective June 7, 1998 the Company's common stock became listed on the American Stock Exchange, trading under a new symbol IPI. The Company, after the Merger but prior to June 7, 1998, was listed on the NASDAQ Small Cap Market, trading under the symbol IPCX. Prior to the Merger, the Company was listed on the NASDAQ National Market, trading under the symbol IPCI. The common stock began trading on September 27, 1994.

           On May 29, 1998 the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. As a result, the number of shares increased from 4,038,094 shares (the number of shares issued and outstanding subsequent to the Merger) to 8,076,188 shares.
All stock data below is stated to reflect the Stock Dividend.

                                 For the year ended September 30,
                  -------------------------------------------------------------
                                1998                          1997
                  ------------------------------   ----------------------------
                      High              Low           High             Low
                  --------------    ------------   -----------     ------------
First Quarter          12 3/16          8             11               7
Second Quarter         10 7/16          9 7/8          8 3/8           4 7/16
Third Quarter          13 1/2           9 9/16         9 9/16          4 1/2
Fourth Quarter         11 3/4           6 7/8          10 7/8          7 7/8

             As of November 30, 1998 there were 18 holders of record of the Company's stock. Additional shares of the Company's stock are held in street name by more than 200 additional beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA (unaudited)

(Dollar and share amounts in thousands, except per share amounts and ratio data)

                                                                         Year Ended September 30,
                                                      -----------------------------------------------------------------
                                                         1994           1995        1996       1997        1998 (1)
                                                      -----------------------------------------------------------------
Statement of Operations Data:

Revenues ...........................................    $163,671     $206,254     $249,508     $270,323     $295,897

Gross profit .......................................      48,043       63,173       76,818       80,214      116,754

Selling, general and administrative expense ........      23,727       31,038       45,143       60,697       77,312

Research and development expense ...................       7,654       10,108       11,467        9,976        9,994

Change in control expense ..........................          --           --           --           --       10,640

Income from operations .............................      16,662       22,027       20,208        9,541       18,808

Interest income (expense) net ......................      (1,568)         233         (678)      (1,844)     (10,337)

Net income .........................................     $16,549(2)   $13,267      $12,129       $3,834       $2,278

Basic earnings per share (7) .......................          --        $0.63        $0.57        $0.18        $0.14

Basic weighted average shares outstanding (7) ......          --       21,012       21,180       21,328       15,774

Diluted earnings per share (7) .....................          --        $0.63        $0.57        $0.18        $0.14

Diluted weighted average shares outstanding (7) ....          --       21,012       21,230       21,408       15,941

Pro forma earnings per share (3)(7) ................       $0.56           --           --           --           --

Pro forma weighted average shares outstanding (3)(7)      17,070           --           --           --           --

Supplemental pro forma earnings per share (4)(7) ...       $0.44           --           --           --           --

Statement of Cash Flows Data:

Net cash provided by (used in) operating activities       $7,253       $7,343     ($14,737)     $24,146      $46,446

Net cash used in investing activities ..............      (1,173)      (8,506)     (12,737)     (14,474)     (25,478)

Net cash provided by (used in) financing activities       (4,795)      14,337       13,785      (10,043)       6,310

Other Data:

Depreciation and amortization ......................      $4,288       $3,840       $6,021       $8,416      $15,158

EBITDA (5)(6) ......................................      20,950       25,867       26,229       17,957       44,606

EBITDA to interest expense (5) .....................       13.1x        61.6x        24.1x         8.9x         4.0x
                                                                                 September 30,
                                                       -------------------------------------------------------------------
Balance Sheet Data:                                       1994         1995          1996         1997         1998
                                                       -------------------------------------------------------------------
Cash and cash equivalents ..........................      $2,616      $15,786       $2,306       $1,465      $28,084

Working capital ....................................      27,661       46,851       50,807       46,933       52,176

Total assets .......................................     110,702      128,036      141,877      158,362      241,292

Long-term debt, net of current portion .............      10,663           --           --        2,133      188,223

Capital lease obligations ..........................          --           --        4,369       13,323       16,952

Stockholders' equity (deficit) .....................      21,122       58,504       71,715       76,910      (66,541)

Book value (deficit) per share .....................       $1.46        $2.78        $3.38        $3.60       ($8.24)

Shares issued and outstanding (7) ..................      14,512       21,044       21,236       21,380        8,076

(1) On April 30, 1998 the Company merged with AAC (see `Management Discussion and Analysis of Financial Condition and Results of Operations"). This Merger was accounted for as a leveraged recapitalization; accordingly, the historical cost basis of the Company's assets and liabilities has not been impacted by the merger.
(2) Net income includes the cumulative effect of the Company's termination of its S corporation status which resulted in a tax benefit of $3.3 million.

(3) Pro forma earnings per share was computed by dividing pro forma net income (income before provision for income taxes less pro forma provision for taxes) by pro forma weighted average number of shares outstanding. The pro forma provision for income taxes assumes that IPC was subject to corporate federal income taxes for the year and excludes the tax benefit associated with the termination of the Company's S corporation status (see (2) above). Pro forma weighted average number of shares outstanding is the historical weighted average number of shares outstanding during the past year adjusted to give effect to the number of shares whose proceeds were necessary to pay the remaining S corporation distribution to the stockholders of IPC prior to IPC's initial public offering of stock.
(4) Effective October 1, 1994, and in connection with the Company's initial public offering, IPC converted from an S corporation to a C corporation. Supplemental pro forma earnings per share for 1994 has been calculated using the Company's reported income before taxes and giving effect for both the Company's fiscal 1995 effective tax rate and weighted average shares outstanding.
(5) EBITDA consists of income from operations before depreciation and amortization and, for fiscal year 1998, the Company excluded from the calculation $10.6 million of non recurring change in control expense from the Merger. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not calculated under US GAAP and is not necessarily comparable to similarly titled measures of other companies. The Company's EBITDA will not necessarily all be available to pay its interest expense due to a limitation in fiscal year 1998 on the Company's ability to utilize foreign tax credits and for certain state income tax purposes (including New York State, where a substantial portion of the Company's revenues and net income have been generated) its inability to deduct the losses of IXnet which have been material to the income of its other operations.
(6) The Company's EBITDA has been reduced by $4.4 million, $8.8 million and $12.4 million for the fiscal years ended September 30, 1996, 1997 and 1998, respectively, related to operation of IXnet.
(7) In fiscal year 1998, the company declared a two-for-one stock split effected in the form of a 100% stock divided. All prior period share information has been restated for the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

The following tables set forth certain statements of operations data and its percentage to total revenues for the periods indicated:

                                                                      For the year ended September 30,
                                                                 -----------------------------------------

(Dollar amounts in thousands)                                      1998            1997            1996
---------------------------------------------------------------  --------   -------------   --------------
Revenue:
  Turret sales and installation ...............................   $133,233       $122,493       $111,471
  Turret service ..............................................     63,592         55,146         55,484
  Information Transport Systems sales, installation and service     63,309         74,746         78,842
  Network services ............................................     35,763         17,938          3,711
                                                                  --------       --------       --------
   Total revenue ..............................................    295,897        270,323        249,508
  Cost of revenue .............................................    179,143        190,109        172,690
                                                                  --------       --------       --------
      Gross profit ............................................    116,754         80,214         76,818
  Research and development expenses ...........................      9,994          9,976         11,467
  Selling, general and administrative expenses ................     77,312         60,697         45,143
  Change in control expense ...................................     10,640             --             --
                                                                  --------       --------       --------
      Income from operations ..................................     18,808          9,541         20,208
  Interest expense, net .......................................    (10,337)        (1,844)          (678)
  Other income/(expense), net .................................         (2)           417            591
                                                                  --------       --------       --------
   Income before provision for income taxes ...................      8,469          8,114         20,121
  Provision for income taxes ..................................      6,191          4,280          7,992
                                                                  --------       --------       --------
     Net income ...............................................     $2,278         $3,834        $12,129
                                                                  ========       ========       ========

Revenue:
  Turret sales and installation ...............................       45.0%          45.3%          44.7%
  Turret service ..............................................       21.5           20.4           22.2
  Information Transport Systems sales, installation and service       21.4           27.7           31.6
  Network services ............................................       12.1            6.6            1.5
                                                                  --------       --------       --------
   Total revenue ..............................................      100.0          100.0          100.0
  Cost of revenue .............................................       60.5           70.3           69.2
                                                                  --------       --------       --------
      Gross profit ............................................       39.5           29.7           30.8
  Research and development expenses ...........................        3.4            3.7            4.6
  Selling, general and administrative expenses ................       26.1           22.5           18.1
  Change in control expense ...................................        3.6             --             --
                                                                  --------       --------       --------
      Income from operations ..................................        6.4            3.5            8.1
  Interest expense, net .......................................       (3.5)          (0.7)          (0.2)
  Other income/(expense), net .................................       (0.0)           0.2            0.2
                                                                  --------       --------       --------
   Income before provision for income taxes ...................        2.9            3.0            8.1
  Provision for income taxes ..................................        2.1            1.6            3.2
                                                                  --------       --------       --------
     Net income ...............................................        0.8%           1.4%           4.9%
                                                                  ========       ========       ========

           Overview

           The Company is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services turret systems and installs and services the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial trading community. In addition, through its subsidiary IXnet, the Company operates the IXnet Network, providing a variety of dedicated private line, managed data and switched network services, which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community.

           The Company's operations include trading systems, Information Transport Systems ("I.T.S.") and network services ("IXnet"). Trading systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation". It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service". I.T.S. reports revenue from design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation". It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service". Additionally, IXnet reports revenue derived from the the use of its international network as "Service".

           Revenue from trading systems and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment by IPC. Invoices representing progress payments on direct product sales are submitted during various stages of the installation. The revenue attributable to such advance payments is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from IXnet Network services are recognized in the month the service is provided.

           Cost of revenue for turret systems and I.T.S. includes material and labor associated with the installation of a project or the service performed. Cost of revenue for IXnet Network services includes charges from carriers for bandwidth associated with such service revenue.

           Due to the substantial sales price of the Company's large turret and I.T.S. installations and the Company's recognition of revenue only upon completion of installations, revenue and operating results could fluctuate significantly from period to period. However, the Company's service business generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations (as a percentage of total revenue) could be somewhat diminished in the future as the Company's service business expands.

           On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into the Company (the "Merger"). Under the terms of the Merger, subject to dissenters' rights, each share of common stock of the Company ("IPC Common Stock") was converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of common stock of the surviving corporation ("Surviving Corporation Common Stock"), subject to proration in certain circumstances. In connection with the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). A portion of the proceeds from the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC common stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. The Merger was accounted for as a leveraged recapitalization; accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

           In connection with the Merger, the Company incurred various non-recurring costs totaling approximately $27.8 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. Of this amount, $10.6 million was recorded in fiscal 1998 as a non-recurring charge for change in control expenses, comprised of certain change in control bonuses and severance payments ($4.2 million), payments to option holders upon cancellation of their stock options ($5.9 million) and miscellaneous other expenses ($0.5 million).

Results of Operations

Comparison of the Year Ended September 30, 1998 ("FY 1998") to the Year Ended September 30, 1997 ("FY 1997")

           Revenue. Total revenue increased by $25.6 million or 9.5% to $295.9 million in the FY 1998 from $270.3 million in the FY 1997.

           Turret installation and related service revenue increased by $19.2 million or 10.8% to $196.8 million in the FY 1998 from $177.6 million in the FY 1997.

           New turret installation projects increased by $10.7 million to $133.2 million in the FY1998 from $122.5 million in FY 1997. The increase is related to higher volume of completed projects, principally involving the Company's digital Tradenet MX(R) product, completed and recognized as revenue in the current year as compared to the similar period of the prior year.

           Turret service revenue increased by $8.5 million in FY 1998 to $63.6 million from $55.1 million in FY 1997. Higher service revenue for the current fiscal year is principally due to the Company's expanding customer base.

           Revenue from I.T.S. sales and related service decreased by $11.5 million or 15.4% to $63.3 million in FY 1998 from $74.8 in FY 1997.

           New I.T.S. installation projects decreased by $17.4 million in FY 1998 as compared to FY 1997. Partially offsetting this decrease, was an increase in FY 1998 in service related revenue of $5.9 million as compared to FY 1997. The decrease in sales of new installation projects is related to the Company narrowing its focus on projects with higher profit margins which typically are a lower revenue value per project.

           Revenue from network services increased by $17.9 million, or 100.0% to $35.8 million in FY 1998 from $17.9 million in FY 1997. The increase is related to the growing customer base and increased customer utilization of IXnet's international telecommunication network. The IXnet revenue run rate (annualized recurring revenue for the month ended September 30, 1998) was $43.2 million, an increase of 74.2% as compared with the corresponding amount for September 1997.

           Cost of Revenue. Cost of revenue (as a percentage of revenue) of 60.5% in FY 1998 decreased as compared to 70.3% in FY 1997.

           Product sales and installation cost of revenue (as a percentage of product sales and installation revenue) for FY 1998 was 58.1% which decreased as compared to 70.7% in FY 1997. The lower cost of product revenue is primarily related to an increased percentage of turret installation revenue from products manufactured by the Company (Tradenet MX), manufacturing efficiencies and improved margins from third party turret product sales in FY 1998 as compared with revenue for FY 1997. Turret sales and installation from manufactured products have a lower cost of revenue as compared to third party products and I.T.S. product sales and installation.

           Service cost of revenue (as a percentage of service revenue) for FY 1998 was 64.0% as compared to 69.6% in FY 1997. The decrease in FY 1998 is primarily related to higher network service revenue from increased utilization of the IXnet network, a greater percentage of turret maintenance revenue in revenue in the current year (turret maintenance revenue typically has a lower cost of revenue as compared to turret moves, additions and changes) and improved efficiencies for I.T.S. service projects as compared to the prior fiscal year.

           Research and Development Expenses. Research and development expenses were $10.0 million in each of FY 1998 and FY 1997. Research and development efforts are focused on continued integration of the Tradenet MX turret with the IXnet Network as well as enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based trading system products.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) increased by $16.6 million, or 27.4%, to $77.3 million in FY 1998 from $60.7 million in FY 1997. Approximately, $15.8 million of the increase relates to the expansion of the IXnet Network. Depreciation and amortization represented $5.3 million of IXnet's increase in S,G&A for FY 1998 as compared to FY 1997. The Company intends to continue to invest in the IXnet Network. As the Company deploys this network, the Company anticipates that selling, general and administrative expenses will continue to increase. These expenses may be incurred prior to the realization of anticipated related revenue.

           Change in control expense. In connection with the Merger, The Company recorded in the current fiscal year a $10.6 million non-recurring charge for change in control expenses, comprised of certain change in control bonuses and severance payments ($4.3 million), payments to option holders upon cancellation of their stock options ($5.9 million) and miscellaneous other expenses ($0.4 million).

           Interest Expense, net. Interest expense, net increased by $8.5 million to $10.4 million for FY 1998 from $1.9 million for FY 1997. The accretion of interest expense associated with the issuance of the Notes and related amortization of debt issuance costs both of which are non cash items aggregating $8.7 million. Total interest expense included in net interest is $11.1 million in FY 1998 as compared to $2.0 million in FY 1997.

           Provision for Income Taxes. The Company's effective tax rate was 73.1% for the year ended September 30, 1998 compared to 52.8% for the year ended September 30, 1997. The increase is related a limitation on the Company's ability to utilize foreign tax credits to offset taxes paid outside of the United States and an increase in IXnet's losses during 1998 for which the Company is not able to receive certain state statutory tax benefits.

Comparison of the Year Ended September 30, 1997 to the Year Ended September 30, 1996

           Revenue. Total revenue increased by $20.8 million or 8.3% to $270.3 million in the year ended September 30, 1997 from $249.5 million in the year ended September 30, 1996.

           Turret installation and related service revenue increased by $10.7 million, or 6.4%, to $177.6 million in the year ended September 30, 1997 from $167.0 million in the year ended September 30, 1996. Turret revenue growth for the year ended September 30, 1997 is from higher third party products sold in conjunction with the Tradenet MX product.

           Revenue from I.T.S. sales and related service decreased by $4.1 million or 5.2% to $74.8 million in the year ended September 30, 1997 from $78.8 in the year ended September 30, 1996. Although the number of new installations in 1997 were comparable to 1996, the decrease in revenue from new installations related to lower revenue from the two largest installations during 1997 as compared with 1996. This decrease was partially offset by higher service related revenue in 1997 as compared to 1996.

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

           Research and Development Expenses. Research and development expenses decreased by $1.5 million, or 13.0%, to $10.0 million in the year ended September 30, 1997 from $11.5 million in the year ended September 30, 1996. The decrease is from the consolidation of research and development organizations and the termination of development work on an Asynchronous Transfer Mode ("ATM") project. Also, spending during the year ended September 30, 1997 had a higher mix of software development as opposed to hardware applications. The Company intends to focus on the integration of the Tradenet MX turret with IXnet's network capabilities as well as the enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based products.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.6 million, or 34.5%, to $60.7 million in the year ended September 30, 1997 from $45.1 million in the year ended September 30, 1996. Approximately, $11.3 million of the increase (of which $2.3 million is depreciation) is due to infrastructure costs associated with the expansion of IXnet's international telecommunications network, people resources and other expenses required to build, manage and grow this global business. The Company intends to continue to fund the buildup of IXnet's network. As the Company deploys its network, management anticipates that selling, general and administrative expenses will increase. These expenses may be incurred prior to the realization of anticipated related revenue. Additionally, included in selling, general and administrative expenses for the year ended September 30, 1997 is $0.65 million or $0.04 per share representing the settlement of a employment agreement with the former Chief Operating Officer.

           Interest Expense, net. Interest expense, net increased by $1.2 million to $1.9 million for the year ended September 30, 1997 from $0.7 million for the year ended September 30, 1996. The increase is due to higher utilization of the Company's credit facilities and capital lease obligations used primarily to finance capital expenditures for IXnet during 1997.

           Provision for Income Taxes. The Company's effective tax rate was 52.8% for the year ended September 30, 1997 compared to 39.7% for the year ended September 30, 1996. The increase is primarily due to IXnet's losses during 1997 for which the Company is not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources

           From the Company's initial public offering in fiscal 1995 until the Merger in April 1998, the Company has satisfied its cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. The Company's principal uses of cash were to fund working capital requirements, operating losses and capital expenditures of its IXnet subsidiary and acquisitions principally related to the expansion of IXnet's international telecommunications network.

           On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into the Company (the "Merger"). Under the terms of the Merger, subject to dissenters' rights, each share of common stock of the Company ("IPC Common Stock") was converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of common stock of the surviving corporation ("Surviving Corporation Common Stock"), subject to proration in certain circumstances. In connection with the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). A portion of the proceeds from the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC common stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. The Merger was accounted for as a leveraged recapitalization; accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

           The Notes were issued under an Indenture between the Company, as issuer, and United States Trust Company of New York as trustee. The indenture contains certain restrictive covenants which impose limitations on IPC and its subsidiaries, including, (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries, (vi) certain transactions with shareholders and affiliates, (vii) liens, (viii) sale-leaseback transactions,
(ix) asset sales, and (x) maintaining various financial ratios.

           Although interest on the Notes will not accrue until May 1, 2001 (the "Interest Accrual Date"), the Notes will accrete in value to the principal amount by the Interest Accrual Date. The Notes will bear interest at 10 7/8% from the Interest Accrual Date through redemption and is payable semiannually on May 1 and November 1. There are no sinking fund payments related to the Notes.

           The Notes are unsubordinated, unsecured indebtedness of the Company, ranking pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company.

           In connection with the Merger, the Company incurred various non-recurring costs totaling approximately $27.8 million. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. Of this amount, $10.6 million was recorded in fiscal 1998 as a non-recurring charge for change in control expenses, comprised of certain change in control bonuses and severance payments ($4.2 million), payments to option holders upon cancellation of their stock options ($5.9 million) and miscellaneous other expenses ($0.5 million).

           In conjunction with the April 1998 Merger, the Company acquired the remaining 20% interest in IXnet (the "IXnet Exchange") through the issuance of 457,142 (adjusted for the stock split) shares of Surviving Corporation Common Stock, valued at $4.8 million.

           As a result of the Merger, the Company's short-term credit facilities with various banks of up to $35.0 million were terminated on April 30, 1998. At September 30, 1997, there was $3.2 million outstanding under this facility with a weighted average interest rate on this borrowing of 6.46%.

           In April 1998, the Company entered into a five year $55.0 million senior secured revolving credit agreement (the "Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., syndication agent, and other lender parties, to be used for working capital and other general corporate purposes. The Revolving Credit Facility is subject to borrowing limitations, which at September 30, 1998 approximated $33.6 million. The Revolving Credit facility also provides a sublimit for the issuance of letters of credit, of which $4.0 million was outstanding as of September 30, 1998. There were no amounts outstanding, other than the letters of credit, under the Revolving Credit Facility as of September 30, 1998.

           Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the base rate plus 150 basis points or the LIBOR rate plus a margin of 150 to 250 basis points depending upon the Company's leverage ratio. The base rate is a fluctuating interest rate equal to the higher of (i) the rate of interest announced publicly by Citibank, N.A. as its base rate and (ii) a rate equal to 1/2 of 1% per annum above the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York.

           The Revolving Credit Facility contains various covenants and conditions, including restrictions on (i) asset dispositions, (ii) mergers and acquisitions, (iii) capital expenditures, (iv) restricted payments, (v) the incurrence of indebtedness, (vi) loans and investments, (vii) liens, (viii) certain transactions with affiliates and (ix) maintaining various financial ratios.

           Substantially all of the Company's and its subsidiaries' real and personal property, including inventory and accounts receivable is pledged as collateral under the Revolving Credit Facility.

           Net cash provided by operating activities was $46.4 million in the year ended September 30, 1998 as compared to net cash provided by operating activities of $24.1 million in the prior year. The increase is primarily related to higher non-cash adjustments to net income and lower net working capital requirements for the year ended September 30, 1998 as compared with fiscal year 1997. The increase in non-cash adjustments to net income is primarily related to an increase in depreciation and amortization expense from capital expenditures, principally related to the IXnet Network, goodwill amortization related to the acquisition of MXnet in the second quarter of FY 1998 and the IXnet Exchange. Additionally, contributing to the increase, was interest expense related to the Notes for which cash payments do not commence until November 1, 2001.

           Net cash provided by operations was $24.1 million for the year ended September 30, 1997 as compared to a use of cash of $14.7 million for the year ended September 30, 1996. This increase resulted primarily from a reduction in working capital and an increase in depreciation and amortization expense. The depreciation and amortization expense increase is largely the result of increased capital expenditures of which $10.8 million was financed with capital lease obligations related principally to IXnet.

           Cash used in investing activities was $25.5 million, $14.5 million and $12.7 million for the years ended September 30, 1998, 1997 and 1996, respectively. Cash used in investing activities resulted from acquisition payments for IPC Bridge, expenditures for property, plant and equipment, composed of IXnet Network costs, machinery and equipment and leasehold improvements, and the purchase of MXnet in February 1998. The Company intends to continue to invest in the IXnet Network. The use of cash in 1996 was offset in part by proceeds from the sale of a short-term investment.

           Cash provided by financing activities was $6.3 million in the year ended September 30, 1998 as compared to a use of cash of $10.0 million in the year ended September 30, 1997 and cash provided by financing activities of $13.8 million in the year ended September 30, 1996. Cash provided by financing activities in fiscal 1998 are primarily related to the April 1998 Merger mentioned above. The use of cash in fiscal 1997 is related to the net repayments of note payable. Cash provided by financing activities in fiscal 1996 resulted from borrowings of a note payable.

           On February 13, 1998, the Company purchased, by the issuance of a promissory note in the amount of $6.7 million, all of the issued and outstanding common stock of MXnet, a wholly owned subsidiary of National Discount Brokers Group Inc. The promissory note was paid on April 8, 1998 plus accrued interest. In addition, MXnet entered into employment agreements with four MXnet executives which included signing and retention bonuses in the aggregate amount of $1.1 million payable over two years. This acquisition was accounted for under the purchase method of accounting and resulted in approximately $5.5 million of goodwill.

           In April 1997, the Company purchased its sole manufacturing facility and related land in Westbrook, Connecticut for approximately $2.5 million using the Company's short-term credit facility.

           In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment totaling approximately $6.4 million and $9.7 million during the years ended September 30, 1998 and 1997, respectively. Additionally, in September 1998 IXnet committed $4.0 million to participate in a indefeasible right of use (IRU), a telecommunication cable link between North America and Europe. The commitment requires equal monthly payments of $0.3 million through September 1999.

           The Company believes that cash flows from operations and existing credit facilities would be sufficient to meet its working capital and capital expenditure needs for the near future. The Company does not rule out seeking additional debt or equity for other corporate purposes. See "Subsequent Event."

Impact of the Year 2000

        The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver products and services to customers, send invoices, or engage in similar normal business activities.

        The Company has assessed its Year 2000 compliance for the products that it manufactures and the services it provides, along with those products manufactured by others which the Company represents and sells. The Company is taking steps to obtain Year 2000 compliance status updates from vendors that supply products for resale and services which the Company either uses internally or resells as part of the Ixnet Network and expects to conclude on remedial alternatives, if any, by June 30, 1999. Until such compliance updates are complete, the Company will not be able to completely evaluate whether its systems, products or services will need to be revised to be Year 2000 compliant. However, at this point in time, the Company believes that its products and the products it represents are Year 2000 compliant or can be made Year 2000 compliant with upgrades to both the hardware and software made available by the Company and its vendors.

        In addition, the Company has made available to its customers its trading system laboratory located in Westbrook, CT to independently verify and test such compliance.

        The Company is in the process of converting to an enterprise-wide management information system which, through software updates to both the application and operating systems scheduled to be completed by June 30, 1999, is expected to be Year 2000 compliant.

        To date the Company has not incurred and does not expect to incur any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues, with the exception of the conversion to the enterprise-wide management information system, which was undertaken for operational reasons. Most of the Company's expenses in connection with Year 2000 compliance have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

        The Company is not aware of any Year 2000 compliance problems related to its systems that would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in its systems, products or services that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems, products or services will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed software, third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues related to its products and services could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

        In addition, there can be no assurance that third party providers of products and services, including telecommunications and utility companies, and the Company's customer base, primarily in the financial services industry, will be Year 2000 compliant. The failure of such entities to be Year 2000 compliant could result in a systematic failure, beyond the control of the Company, such as prolonged telecommunications or electrical failure, or the inability of customers to make payments for services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        As discussed above, the Company is engaged in an ongoing Year 2000 compliance assessment and has not yet developed any contingency plans. The results of the Company's enterprise-wide system conversion and responses received from vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

Subsequent Events

 Acquisition of Saturn Global Network Service Holdings Ltd.:

           On December 18, 1998, IXnet acquired Saturn Global Network Service Holdings Ltd. ("Saturn") from Marshalls Finance Ltd. for a cash payment (funded by cash from operations and the Revolving Credit Facility) of $36.1 million and notes guaranteed by the Company in the amount of $12.5 million. These notes are in the amounts of $7.5 million and $5.0 million, respectively, and accrue interest at 9.25%. The agreement to purchase Saturn had been signed in August 1998 and closing occurred after obtaining regulatory approval and following renegotiations of certain terms.

           Saturn, a UK Holding Company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet, but focused on Europe, Australia and the Pacific Rim; therefore, it's customer base and network facilities are geographically complimentary to IXnet.

Chief Executive Officer Resignation:

           On December 3, 1998, Terry Clontz, the Company's President and Chief Executive Officer resigned pursuant to a Separation Agreement and release. Gerald Starr was appointed by the Company's Board of Directors to fill the vacant position.

           In accordance with the Separation Agreement, Mr. Clontz was paid $0.2 million in remaining payments due to him in connection with the Merger (which amount had been fully accrued in the Company's June 30, 1998 quarter), net of the balance owed by Mr. Clontz under a residential loan in accordance with his employment agreement. Additionally, the Company will accrue during its quarter ending December 31, 1998 the amount of $0.8 million which is payable to Mr. Clontz upon the occurrence of certain events (the sale of a specified amount of assets, equity or debt, a merger, a change in control or debt restructuring) but in no event later than December 31, 2001. The Separation Agreement also includes certain releases, and covenants regarding competition, confidential information and non-solicitation.

           Reuters Voice Systems:

           In October 1998, the Company announced it had signed an agreement to purchase the assets of Reuters Voice Systems ("RVS"), a business unit of Reuters Group PLC. The transaction will be financed through a combination of cash from operations and other borrowings and is expected to close by the end of the calendar year. RVS supplies dealerboards (turrets) to financial clients. It has clients with approximately 10,000 positions deployed globally, the majority in the United Kingdom and continental Europe.

Effects of Recently Issued Accounting Standards

           In June 1997, The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", governing the reporting and display of comprehensive income and its components. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt this standard as required in fiscal 1999. The Company does not expect the adoption of SFAS No. 130 to have an impact on its results of operations, financial position or cash flows.

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have an impact on its results of operations, financial position or cash flows.

           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for financial statements for years beginning after December 15,

1998. The Company does not anticipate the adoption of this standard to have a material effect on the Company's capitalization policy.

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

           On January 1, 1999, several members of the European Union will establish fixed conversion rates between their existing sovereign currencies, and adopt the Euro as their new common legal currency. The Company does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

-------------------------------------------------------------------------------
           This Report on Form 10-K contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, changes in customer purchasing policies and practices, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets.
--------------------------------------------------------------------------------

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)(1)    Financial Statements

                                                                                        Page(s)
                                                                                        -------

                     Report of Independent Accountants                                    42

                     Consolidated Balance Sheets as of September 30,                      43
                     1998 and 1997

                     Consolidated Statements of Operations for the                        44
                     Years Ended September 30, 1998, 1997 and 1996

                     Consolidated Statements of Cash Flows                                45
                     for the Years Ended September 30, 1998, 1997 and 1996

                     Consolidated Statements of Stockholders' (Deficit) Equity for the    46
                     Years Ended September 30, 1998, 1997 and 1996

                     Notes to Consolidated Financial Statements                           47-64

           (a)(2)    Financial Statement Schedule

                     Schedule II - Valuation and Qualifying Accounts                      65

           Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


           (a)(3) Exhibits

Exhibit No.          Exhibit Title
-----------          -------------
      2.1***         Agreement and Plan of Merger, dated as of December 18,
                     1997, by and between the Registrant and Arizona Acquisition
                     Corp.
      2.2***         Stockholders Agreement, dated as of December 18, 1997, by
                     and among Arizona Acquisition Corp., Richard P.
                     Kleinknecht, Peter J. Kleinknecht, Russell G. Kleinknecht
                     and other signatories thereto.
      3.1*           Restated Certificate of Incorporation.
      3.2*           Amended and Restated Bylaws of Registrant.
      4.1*           Specimen Common Stock of the Registrant.
      4.2****        Indenture dated as of April 30, 1998 between the Registrant and United States Trust Company of New York, as indenture
                     trustee.
     10.2*           Employment Agreement, dated May 9, 1994, between the
                     Registrant and Richard P. Kleinknecht.
     10.2.1**        Letter Agreement, dated October 17, 1995, amending the
                     Employment Agreement between the Registrant and Richard P.
                     Kleinknecht.
     10.2.2***       Amended and Restated Employment Agreement, dated as of
                     December 18, 1997, between the Registrant and Richard P.
                     Kleinknecht.


     10.3*           Employment Agreement, dated May 9, 1994, between the
                     Registrant and Peter J. Kleinknecht.
     10.3.1**        Letter Agreement, dated October 17, 1995, amending the
                     Employment Agreement between the Registrant and Peter J.
                     Kleinknecht.
     10.3.2***       Amended and Restated Employment Agreement, dated as of
                     December 18, 1997, between the Registrant and Peter J.
                     Kleinknecht.
     10.4*           Employment Agreement, dated August 29, 1994, between the
                     Registrant and Jeffrey M. Gill.
     10.4.1**        Letter Agreement, dated October 17, 1995, amending the
                     Employment Agreement between the Registrant and Jeffrey M.
                     Gill.
     10.8*           Labor Pool Agreement between the Registrant and KEC-NY.
     10.8.1***       Amended and Restated Labor Pool Agreement, dated as of
                     December 18, 1997, by and between the Registrant and
                     KEC-NY.
     10.9*           Labor Pool Agreement between the Registrant and KEC-NJ.
     10.9.1***       Amended and Restated Labor Pool Agreement, dated as of
                     December 18, 1997, by and between the Registrant and
                     KEC-NJ.
     10.10*          Corporate Opportunity Agreement among the Registrant,
                     KEC-NY and KEC-NJ.
     10.10.1***      Amended and Restated Corporate Opportunity Agreement, dated as of December 18, 1997, by and among the Registrant,
                     KEC-NY and KEC-NJ.
     10.13*          Registration Rights Agreement between the Registrant and
                     Richard P. Kleinknecht and Peter J. Kleinknecht.
     10.14**         Employment Agreement, dated as of October 17, 1995, between the Registrant and Steven Terrell Clontz.
     10.14.1         First Amendment to Employment Agreement, dated as of August
                     1, 1997, between the Registrant and Steven Terrell Clontz.
     10.15****       Amended and Restated Investors Agreement, dated as of April
                     9, 1998, by and among the Registrant, Cable Systems Holding
                     LLC, Cable Systems International, Inc., Richard P.
                     Kleinknecht, David Walsh, Anthony Servidio, and Lawrence
                     Smith & Horey III, L.P..
     10.16***        Share Exchange and Termination Agreement, dated as of
                     December 18, 1997, by and among the Registrant,
                     International Exchange Networks, Ltd., David Walsh and
                     Anthony Servidio.
     10.17***        Amended and Restated Employment Agreement, dated as of
                     December 18,1997, by and between International Exchange
                     Networks, Ltd. and David Walsh.


     10.18***        Amended and Restated Employment Agreement, dated as of
                     December 18,1997, by and between International Exchange
                     Networks, Ltd. and Anthony Servidio.
     10.19           Employment Agreement, dated as of April 20, 1995, by and
                     between IPC Bridge, Inc., a wholly-owned subsidiary of the
                     Registrant and Gerald E. Starr.
     10.19.1         First Amendment to Employment Agreement between IPC Bridge,
                     Inc. and Gerald E. Starr, dated as of May 21, 1996.
     10.19.2         Second Amendment to Employment Agreement between IPC
                     Bridge, Inc. and Gerald E. Starr, dated as of August 1,
                     1997.
     10.20           Employment Agreement, dated as of October 1, 1997, by and
                     between the Registrant and Russell G. Kleinknecht.
     10.20.1         Letter Loan Agreement, dated as of October 1, 1997, by and between the Registrant and Russell G. Kleinknecht.
     10.22****       Credit Agreement dated as of April 30, 1998 among the
                     Registrant, IPC Funding Corp., Morgan Stanley Senior
                     Funding, Inc., ("MSSF"), as syndication agent and arranger,
                     Goldman Sachs Credit Partners L.P., as documentation agent,
                     General Electric Capital Corporation, as collateral agent, and MSSF, as administrative agent.
     21.3            Subsidiaries of the Registrant.
     27              Financial Data Schedule (for SEC use).
     99***           Press Release issued on December 19, 1997.

----------
   * Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-78754) or Amendment No. 1, Amendment No. 2, or Amendment No. 3 to the Registration Statement, and incorporated herein by reference.
  ** Previously filed as an exhibit to the Registrant's Report on Form 8-K, filed November 30, 1995, and incorporated herein by reference.
 *** Previously filed as an exhibit to the Registrant's Report on form 8-K, filed December 24, 1997, and incorporated herein by reference.
**** Previously filed as an exhibit to the Registrant's Report on form 8-K, filed May 15, 1998, and incorporated herein by reference.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IPC INFORMATION SYSTEMS, INC.



Date: December 29, 1998                            By:/s/ Gerald E. Starr
                                                      -------------------
                                                      Gerald E. Starr
                                                      President and Chief
                                                      Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                          Title                       Date
           ---------                          -----                       ----

       /s/ DAVID Y. HOWE              Director                                 December 29, 1998
-----------------------------------                                         -----------------------
          David Y. Howe

       /s/ DAVID WALSH                Executive VP, Director                   December 29, 1998
-----------------------------------                                         -----------------------
           David Walsh

      /s/ GERALD E. STARR             Chief Executive Officer,                 December 29, 1998
-----------------------------------   President and Director                -----------------------
          Gerald E. Starr             (Principal Executive Officer)

       /s/ BRIAN L. REACH             Chief Financial Officer and Director     December 29, 1998
-----------------------------------   (Principal Financial Officer)         -----------------------
         Brian L. Reach               (Principal Accounting Officer)

    /s/ RICHARD CASHIN, JR.           Director                                 December 29, 1998
-----------------------------------                                         -----------------------
        Richard Cashin, Jr.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders
of IPC Information Systems, Inc.:


           In our opinion, the consolidated financial statements listed in the accompanying index under Item 14(a) of this Annual Report on Form 10-K present fairly, in all material respects, the consolidated financial position of IPC Information Systems, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 14(a) of this Annual Report on Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP


New York, New York
December 3, 1998, except for Note 16,
for which the date is December 23,
1998

                          IPC INFORMATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
             (Dollar amounts in thousands, except per share amounts)

                                                                                                          September 30,
                                                                                                   ---------------------------
                                                                                                       1998          1997
                                                                                                   ------------- -------------
                                                    ASSETS
Current assets:
   Cash and cash equivalents ....................................................                    $ 28,084      $  1,465
   Trade receivables, less allowance of $2,442 and $1,515, respectively .........                      71,521        61,791
   Inventories ..................................................................                      40,046        33,557
   Prepaid expenses and other current assets ....................................                      15,904        13,426
                                                                                                     --------      --------
              Total current assets ..............................................                     155,555       110,239

Property, plant and equipment, net ..............................................                      56,763        38,314
Debt issuance costs, net ........................................................                      10,707            --
Intangible assets, net ..........................................................                      15,639         8,481
Other assets, net ...............................................................                       2,628         1,328
                                                                                                     --------      --------
              Total assets ......................................................                    $241,292      $158,362
                                                                                                     ========      ========

                                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Notes payable .................................................................                    $     --      $  3,200
  Accounts payable ..............................................................                      21,965        18,042
  Accrued liabilities ...........................................................                      38,833        21,395
  Customer advances and deferred revenue ........................................                      38,119        17,682
  Current portion of capital leases .............................................                       4,462         2,987
                                                                                                     --------      --------
              Total current liabilities .........................................                     103,379        63,306
 Senior unsecured notes .........................................................                     188,223            --
 Long-term debt .................................................................                          --         2,133
 Lease obligations, net of current portion ......................................                      12,490        10,336
 Other liabilities ..............................................................                       3,741         5,677
                                                                                                     --------      --------
              Total liabilities .................................................                     307,833        81,452
                                                                                                     --------      --------

Commitments and contingencies

Stockholders' (deficit) equity:
  Preferred stock - $0.01 par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 par value, authorized 25,000,000 shares;
     8,076,188 shares issued and outstanding at September 30, 1998; 21,865,350
     shares issued; 21,380,980 shares outstanding at September 30, 1997 .........                          81           109
  Paid-in capital ...............................................................                       4,797        47,922
  Retained (deficit) earnings ...................................................                     (71,419)       29,597
  Less treasury stock, at cost, none and 484,370 shares at September 30, 1998 and
     September 30, 1997, respectively ...........................................                          --          (718)
                                                                                                     --------      --------
              Total stockholders' (deficit) equity ..............................                     (66,541)       76,910
                                                                                                     --------      --------
              Total liabilities and stockholders' (deficit) equity ..............                    $241,292      $158,362
                                                                                                     ========      ========

                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollar amounts in thousands, except per share amounts)

                                                                  For the year ended September 30,
                                                             -------------------------------------------
                                                                 1998          1997           1996
                                                             ------------- -------------- --------------
Revenue:
   Product sales and installation ....................         $173,350       $179,978        $178,513
   Service ...........................................          122,547         90,345          70,995
                                                               --------       --------        --------
                                                                295,897        270,323         249,508
                                                               --------       --------        --------
Cost of revenue:
   Product sales and installation ....................          100,727        127,212         122,897
   Service ...........................................           78,416         62,897          49,793
                                                               --------       --------        --------
                                                                179,143        190,109         172,690
                                                               --------       --------        --------
              Gross profit ...........................          116,754         80,214          76,818

Research and development expenses ....................            9,994          9,976          11,467
Selling, general and administrative expenses .........           77,312         60,697          45,143
Change in control expense ............................           10,640             --              --
                                                               --------       --------        --------
              Income from operations .................           18,808          9,541          20,208

Interest expense, net ................................          (10,337)        (1,844)           (678)
Other income/(expense), net ..........................               (2)           417             591
                                                               --------       --------        --------
              Income before provision for income taxes            8,469          8,114          20,121
Provision for income taxes ...........................            6,191          4,280           7,992
                                                               --------       --------        --------
              Net income .............................         $  2,278       $  3,834        $ 12,129
                                                               ========       ========        ========

Basic earnings per share .............................         $   0.14       $   0.18        $   0.57
                                                               ========       ========        ========

Basic weighted average shares outstanding ............           15,774         21,328          21,180
                                                               ========       ========        ========

Diluted earnings per share ...........................         $   0.14       $   0.18        $   0.57
                                                               ========       ========        ========

Diluted weighted average shares outstanding ..........           15,941         21,408          21,230
                                                               ========       ========        ========

                            See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                               For the year ended September 30,
                                                                          -----------------------------------------
                                                                             1998         1997           1996
                                                                          ------------ ------------ ---------------
Net income .........................................................       $  2,278       $  3,834      $ 12,129
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization ...................................         11,957          7,653         4,351
   Amortization of intangible assets ...............................          3,201            763           480
   Non-cash interest on senior discount notes ......................          8,212             --            --
   Other interest amortization .....................................            842            327           365
   Other amortization ..............................................             --             --         1,192
   Provision for doubtful accounts .................................          2,786            338           240
   Deferred income taxes ...........................................         (4,769)            83           674
Changes in operating assets and liabilities:
   Trade receivables ...............................................        (11,126)         4,909       (16,385)
   Inventories .....................................................         (5,978)         3,240        (1,678)
   Prepaid expenses and other current assets .......................          2,528         (2,926)       (1,208)
   Other assets ....................................................         (1,353)           (45)          130
   Accounts payable ................................................           (819)         1,330           (30)
   Accrued liabilities and other liabilities .......................         18,698          6,628        (4,691)
   Customer advances and deferred revenue ..........................         19,989         (1,988)      (10,306)
                                                                           --------       --------      --------
              Net cash provided by (used in) operating activities ..         46,446         24,146       (14,737)
                                                                           --------       --------      --------
 Cash flows from investing activities:
   Capital expenditures ............................................        (17,943)       (12,974)      (11,747)
   Purchase of Mxnet ...............................................         (6,660)            --            --
   Proceeds from sale of short-term investment .....................             --             --         2,007
   Contingent acquisition payments to Bridge Electronics, Inc ......           (875)        (1,500)       (2,997)
                                                                           --------       --------      --------
              Net cash (used in) investing activities ..............        (25,478)       (14,474)      (12,737)
                                                                           --------       --------      --------
 Cash flows from financing activities:
   Net repayment of note payable ...................................         (3,200)       (10,700)           --
   Net proceeds from note payable ..................................             --             --        13,900
   Principal payments on capital leases ............................         (3,463)        (1,822)         (221)
   Proceeds from long-term debt ....................................             --          2,182            --
   Repayment of long-term debt .....................................         (2,178)            (4)           --
   Proceeds from issuance of senior discount notes .................        180,011             --            --
   Proceeds from equity investment .................................         54,721             --            --
   Purchase of IPC common stock at Merger ..........................       (200,271)            --            --
   Debt issuance costs .............................................        (11,237)            --            --
   Other obligations due at Merger .................................         (2,625)            --            --
   Equity charges at Merger ........................................         (5,916)            --
   Proceeds from the exercise of stock options .....................            468            301           106
                                                                           --------       --------      --------
              Net cash provided by (used in) financing activities ..          6,310        (10,043)       13,785
                                                                           --------       --------      --------
Effect of exchange rate changes on cash ............................           (659)          (470)          209
                                                                           --------       --------      --------
Net increase (decrease) in cash ....................................         26,619           (841)      (13,480)
Cash and cash equivalents, beginning of period......................          1,465          2,306        15,786
                                                                           --------       --------      --------
Cash and cash equivalents, end of period............................       $ 28,084       $  1,465      $  2,306
                                                                           ========       ========      ========

Supplemental disclosures of cash flow information:
Cash paid during the year for-
   Income taxes ....................................................       $  4,822       $  4,100      $  6,863
   Interest ........................................................       $  2,138       $  1,040      $    756
Non-cash investing and financing activities-
   Issuance of stock to acquire remaining 20% interest in subsidiary       $  4,799       $     --      $     --
   Installment purchase for property, plant and equipment ..........       $  3,600       $     --      $     --
   Retirement of treasury stock ....................................       $    718       $     --      $     --
   Capital lease obligations entered into during the year ..........       $  7,092       $ 10,776      $  4,369
   Additional amount payable in connection with the aquisition of
      Bridge Electronics, Inc. .....................................       $     --       $  3,500      $     --
   Issuance of stock for the acquisition of Bridge Electronics, Inc.       $     --       $     --      $    700

                            See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                     (Dollar and share amounts in thousands)

                                                                                     Paid-       Retained                Total
                                                                    Common Stock       in        (deficit) Treasury  stockholders'
                                                                 Shares     Amount   capital     earnings    stock  (deficit) equity
                                                                --------  --------  ----------   ---------  -------- ---------------
Consolidated balance, September 30, 1995 .....................    10,522    $ 107   $  45,853    $ 13,262   $(718)   $  58,504
   Net income ................................................        --       --          --      12,129      --       12,129
   Translation adjustment ....................................        --       --          --         102      --          102
   Issuance of common stock in acquisition ...................        77        1         699          --      --          700
   Issuance of common stock under stock purchase plan ........        10        1         171          --      --          172
   Issuance of common stock under stock option plan ..........         9       --         108          --      --          108
                                                                 -------    -----   ---------    --------   -----    ---------
Consolidated balance, September 30, 1996 .....................    10,618    $ 109   $  46,831    $ 25,493   $(718)   $  71,715
   Net income ................................................        --       --          --       3,834      --        3,834
   Translation adjustment ....................................        --       --          --         270      --          270
   Issuance of common stock under employment contracts .......        32       --         478          --      --          478
   Issuance of common stock under stock purchase plan ........        21       --         312          --      --          312
   Issuance of common stock under stock option plan ..........        20       --         301          --      --          301
                                                                 -------    -----   ---------    --------   -----    ---------
Consolidated balance, September 30, 1997 .....................    10,691    $ 109   $  47,922    $ 29,597   $(718)   $  76,910
   Net income ................................................        --       --          --       2,278      --        2,278
   Translation adjustment ....................................        --       --          --         208      --          208
   Issuance of common stock under stock purchase plan ........        18       --         262          --      --          262
   Issuance of common stock under stock option plan ..........        32        1         467          --      --          468
   Repurchase and retirement of IPC common stock from ........        --       --          --          --      --           --
      Merger dated April 30, 1998 ............................    (9,537)     (95)   (103,346)    (96,830)     --     (200,271)
   Retirement of treasury stock ..............................        --       (2)         --        (716)    718           --
   Issuance of Common Stock from Merger ......................     2,606       26      54,695          --      --       54,721
   Equity charges related to the Merger ......................        --       --          --      (5,916)     --       (5,916)
   Issuance of common stock to acquire remaining 20% interest
      in subsidiary ..........................................       228        2       4,797          --      --        4,799
  Two-for-one stock split effected in the form of a 100% stock
     dividend, issued on June 10, 1998 .......................     4,038       40          --         (40)     --           --
                                                                 -------    -----   ---------    --------   -----    ---------
Consolidated balance, September 30, 1998 .....................     8,076    $  81   $   4,797    $(71,419)  $  --    $ (66,541)
                                                                 =======    =====   =========    ========   =====    =========

                 See Notes to Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

1.      The Company:

        IPC Information Systems, Inc. ("IPC" or the "Company") provides globally integrated telecommunications products and services to the financial services industry. The Company is in the business of designing, manufacturing, installing and servicing trading room voice communication workstations and installing and servicing comprehensive cabling infrastructure including Local and Wide Area Networks. In addition, International Exchange Networks Ltd. ("IXnet"), a subsidiary of the Company, operates an international communications network providing a variety of voice and data services designed for the specialized international telecommunications requirements of the financial services industry. In April 1998, the Company merged with Arizona Acquisition Corp. (See Note 4).

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

        Cash and Cash Equivalents
        The Company places cash with several high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

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

        Property, Plant and Equipment
        Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives beginning in the year the asset was placed into service. Network switching equipment includes direct costs of installation. Amortization of network switching equipment

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        under capital leases and indefeasible rights of use ("IRU") is calculated using the straight-line method over the terms of the lease or IRU's and is included in depreciation and amortization expense.

        Debt Issuance Costs
        Debt issuance costs represent costs associated with the issuance of the Senior Discount Notes (See Notes 4 and 9) and in connection with the Revolving Credit Facility (See Notes 4 and 8). These costs are amortized to interest expense on the effective interest method over the life of the Senior Discount Notes and on a straight-line basis over the term of the Revolving Credit Facility.

        Intangible Assets
        Intangible assets, which are carried at cost less accumulated amortization, consist primarily of acquired technology and goodwill. Goodwill represents the excess of the cost over the fair value of the identifiable tangible and intangible assets acquired in various acquisitions. Costs allocated to technology and goodwill are amortized on a straight-line basis over the periods benefited, principally 2.75 to 10 years. The Company assesses the recoverability of acquired technology and goodwill based on anticipated gross operating income.

        Research and Development
        Research and development expenditures are charged to expense as incurred.

        Income Taxes
        In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Interest Rate Swap
        The Company was a party to an interest rate swap agreement with off-balance sheet risk which was entered into in the normal course of business to reduce exposure to fluctuations in interest rates. The counterparty to this instrument was a major financial institution. The fair value of the interest rate swap agreement is determined by the cost to terminate the swap agreement.

        Foreign Currency Translation Adjustment
        The balance sheets and statements of operations of the Company's foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the year-end exchange rate and revenue and expense amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        arising from the use of differing exchange rates from period to period are included in the retained (deficit) earnings account in stockholders' (deficit) equity.

        Earnings Per Share
        In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share is computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common stock equivalents computed in accordance with the treasury stock method.

        Reclassifications
        Certain reclassifications have been made to the 1997 and 1996 financial statements in order to conform to the current year's presentation.

        Effects of Recently Issued Accounting Standards
        In June 1997, The Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", governing the reporting and display of comprehensive income and its components. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company plans to adopt this standard as required in fiscal 1999. The Company does not expect the adoption of SFAS No. 130 to have an impact on its results of operations, financial position or cash flows.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have an impact on its results of operations, financial position or cash flows.

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company does not anticipate the adoption of this standard to have a material effect on the Company's capitalization policy.

3.      Acquisitions:

        International Exchange Networks, Ltd. (IXnet)
        During June 1995, the Company acquired an 80% interest in IXnet for $5,500 in cash. The acquisition was accounted for using the purchase method of accounting. Included in intangible assets is $679 and $860 at September 30, 1998 and 1997, respectively, representing acquired technology.

        In conjunction with the April 1998 Merger (See Note 4), the Company acquired the remaining 20% interest in IXnet (the "IXnet Exchange") through the issuance of 457,142 shares of Surviving Corporation Common Stock (See Note 4), valued at $4,799. Included in intangible assets is $4,363 at September 30, 1998, representing acquired technology.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        MXnet Inc. (MXnet)
        In February 1998, the Company acquired, by the issuance of a promissory note in the amount of $6,660, all of the issued and outstanding common stock of MXnet, a wholly owned subsidiary of National Discount Brokers Group, Inc. The promissory note plus accrued interest was paid on April 8, 1998. In addition, MXnet entered into employment agreements with four MXnet executives which included signing and retention bonuses in the aggregate amount of approximately $1,100 payable over two years. This acquisition was accounted for using the purchase method of accounting and resulted in $5,494 of goodwill of which $3,891 remains in intangible assets at September 30, 1998.

        Bridge Electronics, Inc.
        During April 1995, the Company acquired the assets of Bridge Electronics, Inc. ("IPC Bridge"). The terms of the acquisition included a payment in January 1996 of $2,025 in cash and 76,923 shares of the Company's common stock, valued at $700 and amounts contingent on meeting certain performance levels up to a maximum aggregate consideration of $6,000. During fiscal 1997, the maximum contingent performance levels for IPC Bridge were achieved. Amounts paid pursuant to the contingent performance levels under this agreement were $3,500 and $1,500 during fiscal 1998 and 1997, respectively. The acquisition was accounted for using the purchase method of accounting. Included in intangible assets is $6,616 and $7,621 at September 30, 1998 and 1997, respectively, representing the excess of the cost over the fair value of the identifiable assets acquired.

4.      Merger and Recapitalization:

        On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into the Company (the "Merger"). Under the terms of the Merger, each share of common stock of the Company ("IPC Common Stock") was converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash or (ii) the right to retain one share of common stock of the surviving corporation ("Surviving Corporation Common Stock"), subject to proration in certain circumstances. In connection with the Merger, the Company issued $247,400 aggregate principal amount at maturity ($180,011 initial proceeds upon issuance) of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). A portion of the proceeds from the Notes ($145,550), together with $54,721 of capital provided by AAC (the "Equity Investment") were used to repurchase 9,536,665 shares of IPC Common Stock, at a price of $21.00 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. The Merger was accounted for as a leveraged recapitalization; accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

        In connection with the Merger, the Company incurred various non-recurring costs totaling approximately $27,800. These costs consist primarily of professional fees, printing costs, change of control costs and other expenses. Of this amount, $10,640 was recorded in fiscal 1998 as a non-recurring charge for change in control expenses, comprised of certain change in control bonuses and severance payments ($4,265), payments to option holders upon cancellation of their stock options ($5,900) and miscellaneous other expenses ($475).

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Unaudited pro forma statement of operations information for the years ended September 30, 1998 and 1997, as if the Merger occurred on October 1, 1996 is as follows:

                                                           For the year ended
                                                            September 30,
                                                        -------------------------
                                                          1998             1997
                                                        --------         --------
        Revenue                                         $295,897         $270,323
        Operating Income (loss)                         $ 18,129         $ (2,263)
        Net (loss)                                      $ (6,447)        $(14,943)
        Basic (loss) per share                          $  (0.80)        $  (1.85)
        Basic weighted average number of common
             Shares outstanding (in thousands)             8,076            8,076

        Pro forma adjustments include: (i) elimination of non-recurring charge for change in control expense; (ii) full year of interest expense on the Notes and related amortization of debt issuance costs and discount; and
        (iii) amortization of the acquired technology related to the IXnet Exchange. All pro forma adjustments were tax effected at the Company's 44% incremental tax rate. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Merger occurred at October 1, 1996 or of the results to be achieved in the future.

5.      Stock Split:

        On May 29, 1998 the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. As a result, the number of shares increased from 4,038,094 shares (the number of shares issued and outstanding subsequent to the Merger and IXnet Exchange) to 8,076,188 shares. Unless otherwise indicated, all share and per share data, including stock option information, is stated to reflect the Stock Dividend.

6.      Inventories:

                                                                          September 30,
                                                                     ----------------------------
                                                                        1998            1997
                                                                     -----------    -------------
        Components and manufacturing work in process                  $13,639         $10,917
        Inventory on customer sites awaiting installation              21,516          14,230
        Parts and maintenance supplies                                  4,891           8,410
                                                                      -------         -------
                                                                      $40,046         $33,557
                                                                      =======         =======

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

7.      Property, Plant and Equipment:

                                                                 September 30,
                                                             --------------------
                                                               1998         1997
                                                             --------     -------
         Building ........................................   $  2,462     $ 2,442
         Machinery and Equipment .........................     36,230      24,080
         Furniture and Fixtures ..........................      2,758       2,437
         Leasehold Improvements ..........................      8,503       8,470
         Network Switching Equipment .....................     13,288       2,843
         Network Switching Equipment under capital leases      20,717      14,303
         Indefeasible Right of Use .......................      4,000         434
                                                             --------    --------
           Total depreciable property, plant and equipment     87,958      55,009
           Less accumulated depreciation and amortization     (32,502)    (20,941)
                                                             --------    --------
                                                               55,456      34,068
         Land ............................................        558         558
         Construction in Progress ........................        749       3,688
                                                             ========    ========
                                                             $ 56,763    $ 38,314
                                                             ========    ========

8.      Short-Term Credit Facilities:

        As a result of the Merger, the Company's short-term credit facilities with various banks of up to $35,000 were terminated on April 30, 1998. At September 30, 1997, there was $3,200 outstanding under this facility with a weighted average interest rate on this borrowing of 6.46%.

        In April 1998, the Company entered into a five year $55,000 senior secured revolving credit agreement (the "Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., as syndication agent, and other lender parties, to be used for working capital and other general corporate purposes. The Revolving Credit Facility is subject to borrowing base limitations, which at September 30, 1998 approximated $33,565. The Revolving Credit Facility also provides a sublimit for the issuance of letters of credit, of which $4,000 was outstanding as of September 30, 1998. There were no amounts outstanding, other than the letters of credit, under the Revolving Credit Facility as of September 30, 1998.

        Substantially all of the Company's and its subsidiaries' real and personal property, including inventory and accounts receivable is pledged as collateral under the Revolving Credit Facility.

        Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, the base rate plus 150 basis points or the LIBOR rate plus a margin of 150 to 250 basis points depending upon the Company's leverage ratio. The base rate is a fluctuating interest rate equal to the higher of (i) the rate of interest announced publicly by Citibank, N.A. as its base rate and (ii) a rate equal to 1/2 of 1% per annum above the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York.

        The Revolving Credit Facility contains various covenants and conditions, including restrictions on (i) asset dispositions, (ii) mergers and acquisitions, (iii) capital expenditures, (iv) restricted payments, (v) the incurrence of indebtedness, (vi) loans and investments, (vii) liens,
        (viii) certain transactions with affiliates and (ix) maintaining various financial ratios.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        The Revolving Credit Facility requires the Company to pay a commitment fee equal to 0.5% per annum on the unused commitment amount. During the year ended September 30, 1998, the Company incurred $285 in commitment fees and $128 of interest amortization associated with the Revolving Credit Facility.

9.      Long-Term Debt and Interest Rate Swap Agreement:

        Mortgage and Interest Rate Swap Agreement
        In April 1997, the Company, purchased its sole manufacturing facility and related land in Westbrook, Connecticut for $2,540 using the Company's short-term credit facility. In July 1997, $2,182 was refinanced through a mortgage agreement with a bank. On April 30, 1998, the Company paid the outstanding balance of the mortgage in the amount of $2,178.

        In connection with the mortgage agreement, the Company entered into an interest rate swap agreement with its bank in order to fix the interest rate over the term of the mortgage at an effective interest rate of 7.85%. This swap contract, which was due to expire on July 31, 2005, was terminated on June 29, 1998 resulting in a charge of $106. There were no additional interest rate swap agreements entered into during the year ended September 30, 1998.

        Senior Discount Notes
        On April 30, 1998, the Company issued $247,400 aggregate principal amount at maturity ($180,011 proceeds at issuance) of 10 7/8% Senior Discount Notes due 2008. The Notes were issued under an indenture between the Company, as issuer, and United States Trust Company of New York, as trustee. The indenture contains certain restrictive covenants which impose limitations on the Company and its subsidiaries, including,
        (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries, (vi) certain transactions with shareholders and affiliates, (vii) liens, (viii) sale-leaseback transactions, (ix) asset sales, and (x) maintaining various financial ratios.

        The Notes were issued at a discount to their aggregate principal amount resulting in gross proceeds to the Company of $180,011. Although interest on the Notes will not accrue until May 1, 2001 (the "Interest Accrual Date"), the Notes will accrete in value to the principal amount by the Interest Accrual Date. The Notes will bear interest at 10 7/8% from the Interest Accrual Date through redemption and is payable semiannually on May 1 and November 1. There are no sinking fund payments related to the Notes.

        Up to 35% of the Notes may be redeemed by the Company at 110.875% of the accreted value plus accrued and unpaid interest with the proceeds of one or more equity offerings, as defined, prior to May 1, 2001. In addition, the Company may redeem the Notes in whole or in part, at any time after May 1, 2003 and prior to maturity at a premium of 105.428% decreasing to the principal amount on May 1, 2006. The indenture also provides for a mandatory offer by the Company to repurchase the Notes in the event of a change of control at 101% of the accreted value plus accrued interest.

        The Notes are unsubordinated, unsecured indebtedness of the Company, ranking pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Interest expense, net for the year ended September 30, 1998 includes $8,212 and $402 of interest expense related to the amortization of the discount of the Notes and related issuance costs.

        The estimated fair value of the Notes at September 30, 1998, calculated using the quoted closing price of the bonds at September 30, 1998, was $178,078.

10.     Deferred Compensation and Other Benefit Plans:

        Deferred Compensation
        The Company has deferred compensation agreements with certain past key officers and employees. Amounts to be paid range from $20-$75 per individual per annum and are non-interest-bearing, with the payments commencing on specified dates. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements, aggregated $6,889 and $3,892 at September 30, 1998 and $7,144 and $3,828 at September 30, 1997, respectively.

        Approximate payments for subsequent annual periods related to the deferred compensation agreements, at September 30, 1998, are as follows:

        1999                                             $  280
        2000                                                320
        2001                                                390
        2002                                                471
        2003                                                490
        Thereafter                                        4,938
                                                         ------
                                                         $6,889
                                                         ======

        Pension Plans
        IPC maintains a 401(k) savings plan for all eligible US employees. According to plan provisions, IPC contributions are discretionary and are subject to approval by the Board of Directors. Eligible employees may contribute up to 15% of their annual compensation. IPC contributed $560, $404 and $556 to the plan for the years ended September 30, 1998, 1997 and 1996, respectively.

        IPC-UK has a defined contribution plan covering all UK employees. Employee contributions are limited by statute, generally not to exceed 17.5% of base salary. IPC-UK contributions, net of forfeitures, for the years ended September 30, 1998, 1997 and 1996 were $166, $172, and $229, respectively.

        The Company paid to Kleinknecht Electric Company ("KEC") and Kleinknecht Electric Company - New Jersey ("KEC-NJ"), both affiliated companies, in accordance with labor pooling agreements, approximately $7,644, $7,550, and $7,750 for the years ended September 30, 1998, 1997 and 1996, respectively, representing pass-through contributions to various union sponsored pension plans.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Stock Option and Incentive Plan
        A summary of the Company's stock option plan as of September 30, 1998, 1997 and 1996 and changes during the years then ended is presented below.

                                                  1998                       1997                        1996
                                          -----------------------     ----------------------     ----------------------
                                                        Weighted                    Weighted                   Weighted
                                                         Average                    Average                     Average
                                            Option      Exercise      Option        Exercise     Option        Exercise
                                            Shares       Price        Shares         Price       Shares         Price

        Options outstanding -
        Opening balance                    2,047,200       $7.81     1,652,402       $8.05        495,000        $7.45

            Granted                          200,000      $12.50       791,000       $7.42      1,146,000        $7.12
            Granted                        1,071,284      $10.50            --          --         50,000       $12.50
            Granted                               --          --            --          --         50,000       $20.00
            Exercised                        (63,722)      $7.47       (39,730)      $7.00        (17,928)       $7.39
        Exercised and retired at
            Merger                        (1,814,266)      $7.37            --          --             --           --
         Forfeited                          (369,212)     $12.58      (356,472)      $8.18        (70,670)       $7.60
                                           ---------                 ---------                  ---------
        Options outstanding -
                  September 30             1,071,284      $10.50     2,047,200       $7.81      1,652,402        $8.05
                                           =========                 =========                  =========

        Options exercisable at
                  September 30                    --          --       544,990       $7.44        133,070        $7.43
                                                                     =========                    =======

        Weighted average fair
        value of options granted
        during the year                                   $ 5.23                     $3.38                       $3.29

        The weighted average contractual life of stock options outstanding at September 30, 1998 was 9.7 years.

        In connection with the April 30, 1998 Merger, the Company terminated its existing plan and replaced it with a new stock option plan. Under the new plan, employees generally vest in stock options over a five year period. As of September 30, 1998, the Company had reserved 36,941 shares of common stock for the future grant of options.

        Employee Stock Purchase Plan
        In 1994, the Company adopted an employee stock purchase plan and reserved 526,813 (on a pre-split basis) shares of common stock for issuance thereunder. Under the stock purchase plan, the Company's employees could purchase shares of common stock at a price per share that was the lesser of the common stock fair market value on the first business day of the purchase period or 90% of the common stock fair market value on the last day of the purchase period, but in no event less than 85% of the common stock fair market value on either the option grant date or option exercise date. Shares issued pursuant to the plan (on a post-split basis) were 36,188 shares in 1998, 41,906 shares in 1997 and 20,746 in 1996. In connection with the Merger, the employee stock purchase plan was terminated April 30, 1998.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Stock-Based Compensation
        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, no compensation cost has been recognized for the stock option and employee stock purchase plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In connection with the April 30, 1998 Merger, included in the $10,640 non-recurring change in control expense, the Company recognized compensation expense in the amount of $5,900, representing payments to option holders upon cancellation of their stock options. As a result, under the provisions of SFAS No. 123, the Company's net income and earnings per share on a pro forma basis is the same as actual. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined based on the fair value at the grant date for awards in fiscal 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                  For the year ended
                                                                      September 30,
                                                         --------------------------------------
                                                          1998            1997           1996
                                                         ------          ------         -------
        Net income - as reported                         $2,278          $3,834         $12,129
        Net income - pro forma                           $2,278          $2,934         $11,632
        Basic earnings per share - as reported           $ 0.14          $ 0.18         $  0.57
        Basic earnings per share - pro forma             $ 0.14          $ 0.14         $  0.55
        Diluted earnings per share - as reported         $ 0.14          $ 0.18         $  0.57
        Diluted earnings per share - pro forma           $ 0.14          $ 0.14         $  0.55

        The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes option-pricing model" with the following weighted average assumptions used for grants for the years ended September 30, 1998, 1997 and 1996; zero dividend yield; expected volatility of 50%; weighted average risk-free interest rate of 6.19% in fiscal 1998, 6.03% in fiscal 1997 and 5.95% in fiscal 1996; and expected lives of 4.78 years in fiscal 1998 and 4 years for fiscal years 1997 and 1996.

11.     Earnings Per Share:

        The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share (shares in thousands).

                                                                Year Ended September 30,
                                                        ----------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ---------
        Basic earnings per share computation
        Numerator - Net Income                              $2,278        $3,834       $12,129
                                                        ----------    ----------    ----------
        Denominator:
           Weighted average common shares outstanding       15,774        21,328        21,180
                                                        ----------    ----------    ----------
        Total shares                                        15,774        21,328        21,180
                                                        ==========    ==========    ==========
        Basic earnings per share                             $0.14         $0.18         $0.57
                                                        ==========    ==========    ==========

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

                                                              Year Ended September 30,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
        Diluted earnings per share computation
        Numerator - Net income                              $2,278        $3,834       $12,129
                                                        ----------    ----------    ----------
        Denominator:
           Weighted average common shares outstanding       15,774        21,328        21,180
           Common stock equivalent of stock options            167            80            50
                                                        ----------    ----------    ----------
        Total shares                                        15,941        21,408        21,230
                                                        ==========    ==========    ==========
        Diluted earnings per share                           $0.14         $0.18         $0.57
                                                        ==========    ==========    ==========

        Approximately 1,071,284, 318,000 and 457,000 stock options were outstanding for the years ended September 30, 1998, 1997 and 1996, respectively, which were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of the Company's common stock for each period.

12.     Commitments and Contingencies:

        Operating Leases
        The Company has entered into various operating leases for real estate, equipment, automobiles and telecommunication lines and circuits.

        Rental expenses under operating leases were $17,386, $13,726 and $6,745 for the years ended September 30, 1998, 1997 and 1996, respectively.

        Future minimum annual rental payments required under noncancellable operating leases at September 30, 1998 are as follows:

        1999                                                       $11,670
        2000                                                         9,167
        2001                                                         7,266
        2002                                                         4,451
        2003                                                         2,975
        Thereafter                                                   4,490
                                                                     -----
                                                                   $40,019
                                                                   =======

        Capital Leases
        The Company has entered into capital lease agreements for certain network switching equipment and for certain computer equipment and software. Total assets acquired under capital leases was approximately $22,400 at September 30, 1998 and $15,400 at September 30, 1997. The
        accumulated depreciation and amortization at September 30, 1998 and 1997 was approximately $6,100 and $2,400, respectively.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Future minimum lease payments required under noncancellable capital leases at September 30, 1998 are as follows:

        1999                                                        $ 5,824
        2000                                                          5,581
        2001                                                          4,927
        2002                                                          2,670
        2003                                                          1,126
                                                                      -----
                                                                     20,128
          Less, amount representing interest                          3,176
                                                                      -----
        Net present value of minimum lease payments
          under capital leases                                      $16,952
                                                                    =======

        Employment Agreements
        The Company has executed employment contracts for future services, that vary in length up to 5 years, with certain senior executives for which the Company has a minimum commitment aggregating approximately $6,700 at September 30, 1998.

        Legal Proceedings
        Except for an arbitration proceeding with a former distributor in Italy, which the Company is aggressively pursuing, the Company is not a party to any pending legal proceedings except for claims and lawsuits arising in the normal course of business. The Company does not believe that these claims or lawsuits will have a material adverse effect on the Company's financial condition or results of operations.

13.     Related Party Transactions:

        Services Provided
        Affiliated companies performed various services and provided certain equipment to the Company. Services and/or equipment provided by affiliates are billed to the Company and settled through a periodic cash transfer to the respective affiliate.

        The Company has a written arrangement with KEC and KEC-NJ with respect to a pool of field technicians utilized by the Company. KEC and KEC-NJ are responsible for administering the payroll and related benefits for these technical and clerical workers and the Company reimburses all compensation and benefits paid by KEC and KEC-NJ attributable to services performed for the Company plus a fee equal to 2.5% of such costs. Effective for the fiscal year 1997, the parties amended these agreements to provide a fixed fee payment of $50 per month in lieu of the fee payment of 2.5%. Approximately $51,661, $52,653 and $52,592 of technical labor, and $2,044, $2,221 and $2,327 of administrative labor was provided through agreements with KEC and KEC-NJ during the years ended September 30, 1998, 1997 and 1996, respectively.

        For the years ended September 30, 1998, 1997 and 1996, KEC and KEC-NJ billed the Company payroll administrative services of $600, $600 and $1,374, respectively. Included in accrued expenses is a net related party payable of $263 at September 30, 1998. Included in prepaid expenses and other current assets is a net related party receivable of $2,092 at September 30, 1997.

        A portion of the Company's New York branch operation was co-located with KEC through 1997 in a building owned by Knight Ventures, Inc., a company owned by Richard P. Kleinknecht and

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Peter J. Kleinknecht (the "Former Principal Stockholders"). For the years ended September 30, 1997 and 1996, the Company was charged rent of approximately $189 and $430, respectively.

        Equipment Rentals
        Equipment rentals from an affiliated company were $975 for the year ended September 30, 1996.

        Subcontracts and Other
        The Company and other companies controlled by the Former Principal Stockholders periodically subcontract certain work to one another. Amounts charged to companies controlled by the Former Principal Stockholders under subcontracts with IPC for the years ended September 30, 1998, 1997 and 1996 were approximately $2,859, $66 and $993, respectively, while amounts charged to IPC under subcontracts with companies controlled by the Former Principal Stockholders were approximately $248, $265 and $703, respectively.

        In addition to the foregoing, the Company, KEC and KEC-NJ entered into a twenty-year agreement dated May 9, 1994, with respect to business opportunities regarding cabling of communication infrastructures. KEC and KEC-NJ have agreed not to bid for or accept cabling jobs in competition with the Company, if the Company intends to bid or accept such work. In addition, because the Company is not a licensed electrical contractor, it has agreed to refrain from bidding for or accepting without the consent of KEC or KEC-NJ, as the case may be, all opportunities that combine both electrical and cabling work. The Company has also agreed to continue to refer to KEC and KEC-NJ certain electrical contracting bid opportunities identified from time to time. Pursuant to such agreement, all estimates for cabling work shall be generated by the Company on behalf of KEC, and KEC will pay the Company a nominal amount for preparing such estimates.

        The Company and companies controlled by the Former Principal Stockholders also charge each other certain miscellaneous expenses, including, but not limited to, office equipment rentals and certain other administrative expenses. Such amounts are not significant.

14.     Income Taxes:

        Pretax earnings consisted of the following:

                                                    For the year ended September 30,
                                       ----------------------------------------------------
                                           1998             1997                1996
                                       -------------     --------------     --------------
           United States                $(18,275)           $1,689               $10,020
           Foreign                        26,744             6,425                10,101
                                       -------------     ------------       --------------
           Total pretax earnings        $  8,469            $8,114               $20,121
                                       =============     ==============     ==============

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        The provision for income taxes consisted of the following:

                                                                    For the year ended September 30,
                                                          -----------------------------------------------------
                                                               1998               1997               1996
                                                          ---------------     --------------     --------------
           Current:
             Federal                                          $    295            $   (182)            $ 1,844
             State and local                                     1,545               2,037               1,967
             Foreign                                             9,120               2,342               3,507
                                                          ---------------     --------------     --------------
                                                                10,960               4,197               7,318
                                                          ---------------     --------------     --------------
           Deferred:
             Federal                                            (3,737)                323                 513
             State and local                                      (885)                  9                 207
             Foreign                                              (147)               (249)                (46)
                                                          ---------------     --------------     --------------
                                                                (4,769)                 83                 674
                                                          ---------------     --------------     --------------
           Income tax provision                                $ 6,191              $4,280             $ 7,992
                                                          ===============     ==============     ==============

         The components of net deferred tax assets are as follows:

                                                                                         September 30,
                                              ------------------------------------------------------------------------------------
                                                               1998                                        1997
                                              ------------------------------------------------------------------------------------
                                                   US         Foreign        Total           US          Foreign         Total
                                              ------------  ------------  -------------  ------------  -------------  ------------
         Deferred tax assets:

         Excess of book over tax depreciation   $  745        $   91          $  836         $  819       $  213         $1,032

         Amortization of intangibles ........      621            --             621            247           --            247

         Inventory and receivables ..........    2,685           569           3,254          2,035          432          2,467

         Accrued expenses ...................    4,510            20           4,530          1,459          152          1,611

         AMT tax credit carryforward ........      128            --             128             --           --             --

         Foreign tax credit carryforward ....    3,999            --           3,999             --           --             --
                                                ------        ------          ------         ------       ------         ------
             Total ..........................   12,688           680          13,368           4,560          797          5,357

             Less valuation allowance .......   (3,999)           --          (3,999)            --           --             --
                                                ------        ------          ------         ------       ------         ------

         Total deferred tax assets ..........   $8,689        $  680          $9,369         $4,560       $  797         $5,357

         Deferred tax liabilities:
         Excess of book over tax depreciation      (15)           --             (15)          (508)        (264)          (772)
                                                ------        ------          ------         ------       ------         ------

         Net deferred tax assets ............   $8,674        $  680          $9,354         $4,052       $  533         $4,585
                                                ======        ======          ======         ======       ======         ======

        These net deferred tax assets arise from temporary differences between financial versus tax reporting purposes related to depreciation, the amortization of intangible assets, the allowance for doubtful accounts, inventory valuation, tax credit carry forwards and the Company's various accruals. A valuation allowance is provided at September 30, 1998 for foreign tax credit carry forwards of $3,999 which expire in 2003.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        A reconciliation between the statutory US federal income tax rate and the Company's effective tax rate, excluding minority interest, is as follows:

                                                                      For the year ended September 30,
                                                             ---------------------------------------------------
                                                                 1998               1997               1996
                                                             -------------    ----------------     -------------
        Statutory US federal tax rate                             35.0%              35.0%              35.0%
        State and local income taxes,
            net of federal benefit                                 7.8               16.4                6.8
        Incremental foreign tax effect                            22.3                 --                 --
        Other, net                                                 8.0                1.4               (2.1)
                                                             -------------    ----------------     -------------
                                                                  73.1%              52.8%              39.7%
                                                             =============    ================     =============

15.     Business Segment and Geographic Information:

        Business Segments
        The Company elected to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

        The Company's operations include trading systems, Information Transport Systems ("I.T.S.") and network services (IXnet). Trading systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation". It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service". I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers as "Product sales and installation". It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, IXnet reports revenue derived from the IXnet network as "Service".

                                            Trading
                                            Systems           I.T.S.           IXnet          Corporate         Consolidated
                                          ------------    ------------    -------------    -------------     ----------------
Fiscal Year 1998:
Revenue:
   Product sales and installation            $133,233         $40,117             --               --               $173,350
   Service                                     63,592          23,192        $35,763               --                122,547
                                          ------------    ------------    -------------    -------------     ----------------
Total Revenue                                 196,825          63,309         35,763               --                295,897

Gross profit                                   97,854           7,948         10,952               --                116,754

Research & development                          9,994              --             --               --                  9,994

Selling, general & administrative              25,456           5,567         31,742          $14,547                 77,312

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

                                            Trading
                                            Systems          I.T.S.        IXnet          Corporate           Consolidated
                                          ------------    ------------    -------------    -------------     ----------------
         Change in control expense                 --             --               --          10,640             10,640
                                             --------        -------         --------        --------           --------
         Income from operations              $ 62,404        $ 2,381         ($20,790)       ($25,187)          $ 18,808
                                             ========        =======         ========        ========           ========
         Depreciation & amortization         $  4,568        $   421         $  8,347        $  1,822           $ 15,158
                                             ========        =======         ========        ========           ========
         EBITDA (a)                          $ 66,972        $ 2,802         ($12,443)       ($12,725)          $ 44,606
                                             ========        =======         ========        ========           ========
         Total assets (b)                    $202,859        $24,280         $ 14,153              --           $241,292
                                             ========        =======         ========        ========           ========

         Fiscal Year 1997:

         Revenue:
            Product sales and installation   $122,493        $57,485               --              --           $179,978

            Service                            55,146         17,261         $ 17,938              --             90,345
                                             --------        -------         --------        --------           --------
         Total Revenue                        177,639         74,746           17,938              --            270,323

         Gross profit                          70,819          5,344            4,051              --             80,214

         Research & development                 9,976             --               --              --              9,976

         Selling, general & administrative     27,275          5,298           15,885        $ 12,239             60,697
                                             --------        -------         --------        --------           --------
         Income from operations              $ 33,568        $    46         ($11,834)       ($12,239)          $  9,541
                                             ========        =======         ========        ========           ========
         Depreciation & amortization         $  3,871        $   394         $  3,065        $  1,086           $  8,416
                                             ========        =======         ========        ========           ========
         EBITDA                              $ 37,439        $   440         ($ 8,769)       ($11,153)          $ 17,957
                                             ========        =======         ========        ========           ========
         Total assets (b)                    $135,779        $13,035         $  9,548              --           $158,362
                                             ========        =======         ========        ========           ========

         Fiscal Year 1996:
         Revenue:
            Product sales and installation   $111,471        $67,042               --              --           $178,513

            Service                            55,484         11,800         $  3,711              --             70,995
                                             --------        -------         --------        --------           --------
         Total Revenue                        166,955         78,842            3,711              --            249,509

         Gross profit                          67,023         10,337             (542)             --             76,818

         Research & development                11,467             --               --              --             11,467

         Selling, general & administrative     20,329          4,275            4,622          15,917             45,143
                                             --------        -------         --------        --------           --------
         Income from operations              $ 35,227        $ 6,062         ($ 5,164)       ($15,917)          $ 20,208
                                             ========        =======         ========        ========           ========
         Depreciation & amortization         $  4,065        $   375          $   789         $   792           $  6,021
                                             ========        =======         ========        ========           ========
         EBITDA                              $ 39,292        $ 6,437         ($ 4,375)       ($15,125)          $ 26,229
                                             ========        =======         ========        ========           ========
         Total assets (b) (c)                $137,314             --          $ 4,563              --           $141,877
                                             ========        =======         ========        ========           ========

(a) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents operating income plus depreciation and amortization. EBITDA for the year ended September 30, 1998 excludes a $10,640 non-recurring change in control expense.

(b) The Company's management reviews corporate assets combined with trading system's assets.

(c) During 1996, I.T.S. was not separated from the trading systems, as a result, all assets are reported as part of the trading system's assets.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

        Information about the Company's operations by geographic area is as follows:

                                                   For the year ended September 30,
                                             ----------------------------------------------
                                                 1998             1997             1996
                                             -------------    -------------    -------------
        Revenues:
        United States and Canada                 $211,317         $206,010         $186,800
        United Kingdom                             70,708           50,682           46,582
        Rest of World                              13,872           13,631           16,126
                                             -------------    -------------    -------------
                                                 $295,897         $270,323         $249,508
                                             =============    =============    =============

        Long Lived Assets:
        United States                             $72,104          $36,232          $22,695
        United Kingdom                             12,636           11,042            4,988
        Rest of World                                 101               --               --
                                             -------------    -------------    -------------
                                                  $84,841          $47,274          $27,683
                                             =============    =============    =============

        Included in the Rest of World revenue are US export sales to unaffiliated customers of $9,591, $13,264 and $16,126 for the years ended September 30, 1998, 1997 and 1996, respectively. IXnet's revenue is recorded as a component of United States revenue since that is where the business is managed and customer contracts are originated. Transfers from the United States to the United Kingdom, eliminated in consolidation, were $11,861, 15,156 and $12,681 for the years ended September 30, 1998, 1997 and 1996, respectively.

        For the years ended September 30, 1998 and 1997, no single customer accounted for 10% or more of total revenues. For the year ended September 30, 1996, approximately 13% of total revenue was from one customer.

16.     Subsequent Event:

        Acquisition of Saturn Global Network Service Holdings Ltd.
        On December 18, 1998, IXnet acquired Saturn Global Network Service Holdings Ltd. ("Saturn") from Marshalls Finance Ltd. for a cash payment (funded by cash from operations and the Revolving Credit Facility) of $36,056 and notes guaranteed by the Company in the amount of $12,515. These notes are in the amount of $7,547 and $4,968, each with repayment terms of three and two years, respectively, and accrue interest at 9.25%. The agreement to purchase Saturn had been signed in August 1998 and closing occurred after obtaining regulatory approval and following renegotiations of certain terms.

                          IPC INFORMATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Amounts in thousands, except share and per share amounts), Continued

17.     Quarterly Financial Information (unaudited):

        The following tables set forth unaudited quarterly financial information for the years ended September 30, 1998 and 1997:

                                                                         Quarter Ended
                                                       -------------------------------------------------------
                                                       December 31,    March 31,    June 30,     September 30,
                                                       ------------    ---------    --------     -------------
        Year ended
        September 30, 1998:
        -------------------

        Revenue                                          $67,052       $61,145      $77,954         $89,746
        Gross profit                                      26,627        23,713       31,536          34,878
        Net income (loss)                                  3,594         2,154       (3,839)            369
        Basic earnings (loss) per share                    $0.17         $0.10       ($0.31)          $0.05
        Diluted earnings per share                         $0.17         $0.10           --           $0.05


        Year ended
        September 30, 1997:
        -------------------

        Revenue                                          $59,411       $66,182      $68,882         $75,848
        Gross profit                                      17,574        20,814       20,725          21,101
        Net income                                           566         1,241        1,187             840
        Basic earnings per share                           $0.03         $0.06        $0.06           $0.04
        Diluted earnings per share                         $0.03         $0.06        $0.06           $0.04


        The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

        In connection with the Merger, the Company incurred a pre-tax non-recurring charge for change in control expenses of $10,640 in the quarter ended June 30, 1998. As a result of this charge, the Company incurred a net loss in the quarter and diluted earnings per share was not calculated as the common stock equivalents would have had an anti-dilutive effect.

                          IPC INFORMATION SYSTEMS, INC.             Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                          (Dollar amounts in thousands)


----------------------------------------------------------------------------------------------------------------------------------
                     COL. A                         COL. B         COL. C                           COL. D            COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                    Balance       Additions
                                                      at      -----------------------------------
                                                   Beginning  Charged to Costs     Charged to                      Balance at End
Description                                        of Period    and Expenses      Other Accounts    Deductions       of Period
                                                   ---------- --------------------------------------------------------------------
         For the Year Ended September 30, 1996:

            Provision for Doubtful Accounts ...       $1,572       $  240                --         $  291 (1)         $1,521
                                                      ======       ======             ========      ======             ======

            Provision for Inventory
               Obsolescence ...................       $7,489       $1,143                --         $2,267 (2)         $6,365
                                                      ======       ======             ========      ======             ======

         For the Year Ended September 30, 1997:

            Provision for Doubtful Accounts ...       $1,521       $  338                --         $  344 (1)         $1,515
                                                      ======       ======             ========      ======             ======

            Provision for Inventory
               Obsolescence ...................       $6,365       $2,106                --         $1,965 (2)         $6,506
                                                      ======       ======             ========      ======             ======

         For the Year Ended September 30, 1998:

            Provision for Doubtful Accounts ...       $1,515       $2,786                --         $1,859 (1)         $2,442
                                                      ======       ======             ========      ======             ======

            Provision for Inventory
               Obsolescence ...................       $6,506       $3,454                --         $2,906 (2)         $7,054
                                                      ======       ======             ========      ======             ======

            Deferred Tax Valuation Allowance ..       $   --       $3,999                --         $ --               $3,999
                                                      ======       ======             ========      ======             ======

(1) Doubtful Accounts Written Off, Net of Cash Recovered
(2) Inventory Written Off