Form 10-K/A
period 1998-09-30
IPC INFORMATION SYSTEMS INC
filed 1999-01-28
CIK 923071

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A


Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1998     Commission file number 0-25492

                          IPC INFORMATION SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                                 58-1636502
   -----------------------------------------             -------------------
        (State or Other Jurisdiction of                     (IRS Employer
         Incorporation or Organization)                  Identification No.)

               Wall Street Plaza
                 88 Pine Street
               New York, New York                               10005
   -----------------------------------------             -------------------
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

                   DOCUMENTS INCORPORATED BY REFERENCE - None.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                                              Director
Name                              Age (1)       Position                                                        Since
----                              ---           --------                                                        -----
Peter Woog (3) (4)                56            Chairman and Director                                           1998
Richard P. Kleinknecht (5)        60            Vice Chairman and Director                                      1991
Richard M. Cashin, Jr. (3) (4)    46            Director                                                        1998
David Y. Howe (2) (5)             34            Director                                                        1998
Richard Smith (2) (3) (4)         46            Director                                                        1998
Kilin To (5)                      55            Former Director (6)                                             1998
Robert J. McInerney (2)           53            Director                                                        1994
Terry Clontz (4)                  48            Former CEO and President and Director (6)                       1995
David A. Walsh (4)                37            Executive Vice President, IXnet and Director                    1998
Gerald E. Starr (4)               45            CEO and President and Director (7)                              1998
Brian L. Reach                    43            Vice President, Chief Financial Officer and Director (7)        1998
Daniel Utevsky                    48            Vice President, General Counsel and Secretary                     N/A

----------
(1) As of December 31, 1998.
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Executive Committee
(5) Member of the Nominating Committee
(6) Resigned from Board of Directors and Committees effective December 3, 1998
(7) Appointed to fill Board of Directors and Committee vacancies effective December 3, 1998

      PETER WOOG has been the Chairman and a Director of the Company since April 30, 1998. Mr. Woog is President and Chief Executive Officer of Cable Systems International, Inc. ("CSI") where he has been employed since 1995. He also serves on the Board of Directors of Cable Systems Holding Company ("CSHC"), CSI, LoDan Electronics, Inc. ("LoDan"), the Arizona Association of Industries and the Samaritan Health System. He is also a trustee and chairman for the Arizona Science Center.

      Richard P. Kleinknecht has been the Vice Chairman of the Company since April 30, 1998 and, until that date, served as Chairman and a Director of the Company since its acquisition from Contel Corporation in October 1991. Prior to the appointment of Mr. Clontz on December 3, 1995, Mr. Kleinknecht also served as Chief Executive Officer of the Company. Mr. Kleinknecht has also served as Chairman of various companies (collectively, the "Kleinknecht Organization") since 1968 and has worked for the Kleinknecht Organization since 1960.

      RICHARD M. CASHIN, JR. has been employed by Citicorp Venture Capital, Ltd. ("CVC") since 1980 and has been President since 1994. Mr. Cashin is a director of Levitz Furniture Incorporated, Furnishings International, Inc., Euromax and Titan Wheel International.

      DAVID Y. HOWE is a Vice President of CVC where he has been employed since 1993. He is also a director of American-Italian Pasta Company, Aetna Industries, Inc., Bob's Stores, Inc., C&H Sugar Company, CSI, CSHC, Formica Corp., Insilco Holding Co., Pen-Tab Industries, Inc., and several private companies.

      RICHARD SMITH is General Partner of the general partner of Allegra Capital Partners III, L.P. (formerly known as Lawrence, Smith & Horey III, L.P. and hereinafter "Allegra"), Lawrence, Tyrrell, Ortale & Smith and Lawrence, Tyrrell, Ortale & Smith II, L.P. He is also a director of Best Friends Pet Care, Silvon Software, Signius Corporation and CommSite International. He has participated in the private equity industry since 1979.

      KILIN TO is a Managing Partner of Sycamore Ventures, a U.S. based venture capital firm and prior to its founding was a vice president of CVC which he joined in 1984. He is also a director of Premier Pacific Pharmaceutical Industries Limited, ASIA Ltd., Celadon Group, Inc., LogicVision, Inc., and

International Media Group. Mr. To resigned from the Company's Board of Directors effective December 3, 1998.

      ROBERT J. McINERNEY has been employed since February of 1997 by Merisel, Inc., a leading distributor of computer hardware, networking equipment and software, where he is responsible for U.S. and Canadian operations. He was previously employed as Executive Vice President of United Capital Corporation, a multi-national holding corporation and parent to Dorne & Margolin, Ancom Corporation, Metex Corporation and AFP Corporation from 1995. Prior to joining United Capital Corporation, from 1981 Mr. McInerney was employed by Arrow Electronics, Inc., the largest electronic component distributor in the world, and served as President of Arrow's Commercial Systems Group from 1987 to 1994.

      DAVID A. WALSH has served as President and Chief Executive Officer of IXnet and a Director of the Company since April 30, 1998. Prior to that, he was President of IXnet since its founding in 1993 and an employee of the Company since the Company's acquisition of IXnet in June of 1995. Previously, Mr. Walsh served as a technology consultant to the New York Commodities Exchange and had been employed by Garban, Garvin Guybutler and Drexel Burnham Lambert Trading.

      TERRY CLONTZ joined the Company in December, 1995 as President and Chief Executive Officer and Director. From 1992 through December, 1995, Mr. Clontz served as President of BellSouth International's Asia/Pacific Region and a director of BellSouth's ventures in Australia, Singapore, India, New Zealand and the People's Republic of China. Mr. Clontz was employed by BellSouth Corporation and its affiliates for a total of 23 years, including 1987 to 1990 as Vice President of International Business Development and 1990 to 1992 as Vice President - Business Development and Operations. Mr. Clontz resigned from the Company and the Board of Directors effective December 3, 1998.

      GERALD E. STARR has served as President and Chief Executive Officer and Director since December 3, 1998. Prior to that he was Executive Vice President, Turret Systems from January of 1997 and had been Vice President of Manufacturing and Engineering from February of 1996. Since April 1995, he has also served as President of IPC Bridge, Inc., a wholly-owned subsidiary which acquired the assets of Bridge Electronics, Inc. Mr. Starr founded Bridge Electronics, Inc. in 1987 and built it into the leading provider of digital open line speaker systems to the foreign exchange trading industry. Previously, Mr. Starr founded Turret Equipment Corporation ("TEC") in 1980 and sold TEC to Tie Communications in 1984, where he remained until 1990.

      BRIAN L. REACH joined the Company in May of 1997 as Chief Financial Officer and in November of 1997 was named a Vice President. Effective
December 3, 1998, Mr. Reach was appointed to fill a vacancy on the Company's Board. Prior to joining IPC, from 1993 through April 1997, Mr. Reach was employed by the Celadon Group Inc., an international transportation company, as its Chief Financial Officer through April 1996 and Vice President - Special Projects through April 1997. From 1990 through 1993, he was employed by Cantel Industries, Inc., an international distributor of medical and scientific products and ergonomic seating as the Chief Financial Officer. Mr. Reach is a Certified Public Accountant.

      DANIEL UTEVSKY has been employed by the Company since July 1993, has served as General Counsel and Corporate Secretary since May 1994 and was named a Vice President in October of 1996. Mr. Utevsky has 21 years experience in the telecommunications industry, including 15 years as an attorney.

Board Meetings and Committees

      In fiscal 1998, the Company's Board of Directors met in person or by teleconference on nine occasions, the Audit Committee met twice and the Compensation Committee met twice. Each director attended, in person or by telephone, not less than 75% of the meetings of the Board of Directors and the committees of which he was a member.

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

      The Executive Committee has the power and authority of the Board of Directors to act in accordance with and subject to Section 141(c)(1) of the Delaware General Corporation Law.

      The Nominating Committee reviews and considers nominations to fill Board and Committee vacancies and to recommend nominees for consideration by the Board of Directors.

Directors Compensation

      Mr. McInerney receives compensation for his services as a director and attendance at board and committee meetings. Each other member of the Board of Directors is either an employee of the Company or a principal of a signatory of the Investors Agreement (as hereinafter defined) and has forgone director's compensation. Payment to Mr. McInerney consists of an annual retainer of $5,000 contingent upon attending at least 75% of the aggregate total number of meetings of the Board and of each committee of which he is a member. Additionally, he receives a fee of $3,000 for each day in which he attends a Board or committee meeting. There are no provisions in the Company's Restated Certificate of Incorporation or Bylaws that have the effect of, nor has the Board adopted any policy that has the effect of, imposing a maximum limitation on the total compensation payable in any year to any director.

Compensation Committee Interlock and Insider Participation

      The Compensation Committee of the Board of Directors consists of Messrs. Woog, Smith and Cashin. There is no insider participation on the Compensation Committee.

               COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

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

      Form 3s are required to be filed within ten days after the event by which an individual becomes a reporting person. Form 4s are required to be filed within ten days after the end of the reporting month. Form 5s are required to be filed on or before the forty-fifth day after the end of the issuer's fiscal year. Based upon information available to it, the Company believes that, except with respect to Form 3s of Messrs. Woog, Cashin, Howe, Smith and To, all Form 3s, Form 4s and Form 5s required to be filed during the fiscal year ended September 30, 1998 were filed on a timely basis.

ITEM 11.   Executive Compensation

The following table provides certain summary information concerning all compensation earned by the Company's chief executive officer and (i) each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of the last completed fiscal year and whose aggregate salary plus bonus for the fiscal year ended September 30, 1998 was at least $100,000 and (ii) two additional former executive officers for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer as of September 30, 1998 (collectively, the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended September 30, 1998 exceeded $100,000 in the aggregate.

                                                     Summary Compensation Table
                                                         Annual Compensation

                                                                                            Securities
                                                                                            Underlying
                                   Fiscal                                 Other Annual     Options/SARs      All Other
Name and Principal Position        Year      Salary (1)     Bonus       Compensation (2)      Granted     Compensation (3)
---------------------------        ----      ------         -----       ----------------      -------     ----------------
Richard P. Kleinknecht             1998        $420,000           --            --            115,440         $ 94,814
     Vice Chairman                 1997         420,000           --            --                 --           87,250
                                   1996         420,000           --            --                 --           26,540

Peter J. Kleinknecht               1998         420,000           --            --            115,440           25,548
     Former Vice Chairman          1997         420,000           --            --                 --           13,400
                                   1996         420,000           --            --                 --           13,200

Terry Clontz (4)                   1998         330,000     $568,630       $ 8,400 (5)         92,352           17,357
     President and Chief           1997         324,692       60,000        82,529 (5)         25,000           15,756
     Executive Officer             1996         255,006      150,000       133,300 (5)        200,000           12,871

Gerald E. Starr                    1998         225,000      484,750            --             92,352            4,800
     Exec. Vice President          1997         217,789       28,325            --             40,000            3,200
     Turret Systems                1996         183,077       25,000            --                 --               --

Russell G. Kleinknecht             1998         168,269      468,000            --             46,176               --
     Former Executive Vice         1997         250,000       31,250            --             40,000            7,670
     President I.T.S.              1996         220,000      160,000            --            100,000           10,773

David A. Walsh                     1998         199,423      281,250            --            184,704           44,746
     Executive Vice President,     1997         190,000           --            --                 --               --
     IXnet And Director            1996         190,000      128,938            --                 --               --

Brian L. Reach                     1998         186,153      370,000         8,400 (5)         92,352            4,800
     V.P., Chief Financial         1997          58,462       23,100         2,000 (5)             --            2,000
     Officer and Director          1996              --           --            --                 --               --

----------
(1) Includes amounts, if any, deferred by the named individual for the period in question pursuant to Section 401(k) of the Internal Revenue Code under the IPC Information Systems, Inc. Retirement Savings Plan and Trust (the "401(k) Plan").
(2) Does not include certain perquisites and other personal benefits, securities or property received by the Named Executive Officers when the aggregate value does not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed in this table.
(3) Consists of (i) premiums paid by the Company for term or other life insurance coverage under contracts affording the named individual dispositive control over the death benefit proceeds and (ii) amounts paid by the Company as matching and/or profit sharing contributions to the 401(k) Plan.
(4) Mr. Clontz was employed by the Company as President & Chief Executive Officer as of Dec. 3, 1995. Mr. Clontz resigned from the Company as of December 3, 1998.
(5) With respect to Mr. Clontz: for fiscal year 1998, consists of payments for automobile allowance; for fiscal year 1997, consists of $71,429 ($40,000 for moving expenses and $31,429 tax gross-up on said payment) and $11,400 related to housing costs; for fiscal year 1996, consists of $100,000 hiring bonus, in accordance with Mr. Clontz's Employment Agreement and $33,300 related to housing costs. With respect to Mr. Reach, consists of payments for automobile allowance.

                              Employment Agreements

      Richard P. Kleinknecht. As of December 18, 1997, Richard P. Kleinknecht entered into an Amended and Restated Employment Agreement, which became effective as of April 30, 1998 upon the closing of the Merger and which superceded Mr. Kleinknecht's pre-existing Employment Agreement. The Amended and Restated Employment Agreement provides for an initial term of two (2) years of employment, which shall be automatically extended for successive one year terms unless either party gives the other 90 days prior notice of non-extension. Under this Agreement, Mr. Kleinknecht serves as Vice-Chairman of the Board of Directors, reporting to the Board and the Chairman, devotes his full working time and his best efforts to the performance of his duties and receives a minimum base salary of $420,000 per annum. He may also receive, at the discretion of the Board, a bonus based upon his performance and the performance of the Company. Mr. Kleinknecht was also granted 57,720 stock options (adjusted to 115,440 stock options as a result of the stock split by way of a stock dividend, distributed June 24, 1998), pursuant to the Stock Incentive Plan. The Agreement shall terminate if Mr. Kleinknecht's employment terminates by reason of resignation, death, disability or his discharge for cause, as defined therein.

      Peter J. Kleinknecht. As of December 18, 1997, Peter J. Kleinknecht entered into an Amended and Restated Employment Agreement, which became effective as of April 30, 1998 upon the closing of the Merger and which superceded Mr. Kleinknecht's pre-existing Employment Agreement. The Amended and Restated Employment Agreement provides for a term of two (2) years of employment whereby Mr. Kleinknecht serves as an employee on an "as-needed" basis, performs such duties as may be assigned to him from time to time (consistent with duties previously performed) and receives a minimum base salary of $420,000 per annum. He may also receive, at the discretion of the Board, a bonus based upon his performance and the performance of the Company. Mr. Kleinknecht was also granted 57,720 stock options (adjusted to 115,440 stock options as a result of the stock split by way of a stock dividend, distributed June 24, 1998), pursuant to the Stock Incentive Plan. The Agreement shall terminate if Mr. Kleinknecht's employment terminates by reason of resignation or his discharge for cause, as defined therein.

      Terry Clontz. Effective as of December 3, 1998, the Company and Mr. Clontz entered into a Separation Agreement and Release whereby Mr. Clontz terminated his employment with the Company as of said date and providing (i) a lump sum payment of $164,333 (representing the unpaid balance of a previously earned incentive bonus) less the outstanding balance on his residential loan and (ii) a lump sum payment of $800,000, payable upon the occurrence of certain specified events but not later than December 31, 2001. The Separation Agreement also provides certain indemnities, mutual releases, and covenants relating to Company confidential information and trade secrets, non-solicitation and non-competition.

      Russell G. Kleinknecht. Effective as of May 29, 1998, the Company and Mr. Kleinknecht entered into a Resignation Agreement and Release whereby Mr. Kleinknecht terminated his employment with the Company as of June 1, 1998. See
Item 13, Certain Relationships and Related Transactions.

      Gerald E. Starr. As of April 20, 1995 and coincident with the acquisition of assets of Bridge Electronics, Inc., IPC Bridge, Inc., a wholly-owned subsidiary of the Company, entered into an Employment Agreement with Gerald E. Starr, providing an employment term of five years, a minimum base salary of $150,000 and other benefits. The Agreement provided for its termination, with no further liability to the Company in the event of Mr. Starr's death, disability or his termination for Cause (as defined therein). The Agreement also contains provisions regarding the Company's ownership of inventions which he may make during its term, and certain confidentiality and non-competition provisions. Effective as of May 21, 1996, the parties entered into a First Amendment to the Employment Agreement, providing an increase in the base salary to $200,000. As of August 1, 1997, the parties entered into a Second Amendment to the Employment Agreement, providing: (i) documentation of an increase in Mr. Starr's base salary to $225,000 (effective as of January 13, 1997); (ii) an additional provision providing, upon the occurrence prior to July 31, 1998 of a change of control transaction involving the Company, payment to Mr. Starr of incentive payments (ranging from $137,200 to $392,000, depending upon the price realized by the Company and/or its stockholders in said transaction); and (iii) a termination at will clause which provides that in the event of his termination without cause, at or following a change of control (as defined therein) of the Company prior to July 31, 1998, the Company would make severance payments to Mr. Starr in an amount equal to 225% of his then current base salary.

      David A. Walsh. David Walsh has entered into an Amended and Restated Employment Agreement with IXnet, dated as of December 18, 1997 and which became effective as of April 30, 1998 upon the consummation of the Merger, under which he is to be employed on a full time basis for a five-year term as Chief Executive Officer of IXnet and Chairman of the IXnet Board of Directors reporting only to the full IXnet Board or the IPC Board. Under the employment agreement, Walsh will receive $225,000 in base salary plus a discretionary bonus with a minimum bonus target of $175,000 and benefits consistent with past practice. He will also receive options to purchase 2% of the fully diluted shares of the Company and a "springing" option grant equal to 3% of the shares of IXnet (with an additional 2% reserved for grants to other employees) in the event of a public offering or spin-off of IXnet stock within 2 years. He is entitled to lump sum severance payments payable if he is terminated "without cause" or if he resigns for "good reason," equal to his base salary, plus his average bonus, for a period equal to the greater of three (3) years or the number of years in his then-remaining term of employment. Walsh's benefits under his employment agreement will continue during such severance period. During the term and for 2.5 years thereafter, Walsh is subject to restrictions on (i) competition and (ii) the solicitation of customers and employees, and for all periods during and after the term, he is subject to nondisclosure and confidentiality restrictions relating to the confidential information and trade secrets of the Company and its affiliates.

      Other. As of August 1, 1997, the Company entered into Employee Retention and Incentive Agreements with eight senior officers, including two Executive Officers, Brian Reach and Daniel Utevsky, who were not Named Executive Officers. Upon the occurrence of a change of control, as defined therein, of the Company prior to July 31, 1998, these Agreements provided for the payment to said officers of (i) incentive bonus payments of $60,000 and $63,000, respectively and (ii) additional payments equal to $204,000 and $40,000, respectively, representing authorized but ungranted stock options. Additionally, in the event that these individuals' employment with the Company is terminated without cause prior to April 30, 1999, the Company will make severance payments equal to such employee's target bonus plus base salary through April 30, 1999 but not less than six months plus one week for each year of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      By Management. The following table sets forth certain information, as of December 31, 1998, with respect to the beneficial ownership of the Company's Common Stock by: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors as a group. Unless indicated otherwise, each person listed has sole voting and investment power over the shares beneficially owned. [Note: All share amounts reflect the stock split by way of a stock dividend distributed to shareholders on June 24, 1998.]

                                          Amount & Nature of             Approximate
Name of Beneficial Owner                Beneficial Ownership(1)       Percent of Class(2)
------------------------                -----------------------       -------------------
Peter A. Woog                              1,520,190 (3) (4)                 18.8%
Richard M. Cashin, Jr.                             0 (4)                      0%
David Y. Howe                                      0 (4)                      0%
Richard P. Kleinknecht                       761,904 (5)                      9.4%
Richard Smith                                285,714 (6)                      3.5%
David A. Walsh                               262,094 (7)                      3.2%
S. Terry Clontz                                6,000                          *
Brian L. Reach                                 4,000                          *
Kilin To                                           0                          0%
Robert J. McInerney                                0                          0%
Gerald E. Starr                                    0                          0%
Daniel H. Utevsky                                  0                          0%
Peter J. Kleinknecht                               0                          0%
Russell G. Kleinknecht                             0                          0%

All executive officers and
directors as a group (14 persons)          2,839,902                         35.2%

------------------------
*    Less than 1%

(1) Based upon information supplied by officers and directors, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
(2) Percentage of ownership is based on 8,076,188 shares of Common Stock outstanding on December 31, 1998.
(3) Includes 4,000 shares directly owned by Peter A. Woog and 1,516,190 shares beneficially owned as follows: 1,516,190 shares directly owned by Cable Systems International, Inc ("CSI"). Does not include 4,910,342 shares owned by other signatories of the Amended and Restated Investors Agreement, dated as of April 9, 1998, among the Company, Cable Systems Holding, LLC ("CSH LLC"), CSI, Allegra, Richard P. Kleinknecht, David Walsh and Anthony Servidio (the "Investors Agreement").
(4)  Based on Amendment No. 3 to Schedule 13D, filed May 22, 1998.
(5) Includes 761,904 shares directly owned by Richard P. Kleinknecht. Does not include 5,668,628 shares owned by other signatories of the Investors Agreement.
(6) Includes 285,714 shares beneficially owned by Allegra. Does not include 6,144,818 shares owned by other signatories of the Investors Agreement.
(7) Includes 262,094 shares directly owned by David A. Walsh. Does not include 6,168,438 shares owned by other signatories of the Investors Agreement.

By Others:

On May 22, 1998, Amendment No. 3 to Schedule 13D was filed by a group consisting of Arizona Acquisition Corp. ("AAC"), Cable Systems Holding Company, CSH LLC, CSI, David Kirby, John O'Mara, Peter W. Woog and Woog Family Limited Partnership. This amendment indicated that, as of April 30, 1998, CSH LLC beneficially owns and has sole voting and sole dispositive power with respect to 3,409,584 shares, Cable Systems Holding Company beneficially owns and has sole voting and dispositive power with respect to 1,516,190 shares, CSI beneficially owns and has sole voting and dispositive power with respect to 1,516,190 shares, Peter A. Woog beneficially owns and has sole voting and dispositive power with respect to 1,516,190 shares, the Woog Family Limited Partnership beneficially owns and has sole voting and dispositive power with respect to 1,516,190 shares and David Kirby, John O'Mara and AAC beneficially own and have voting and dispositive power with respect to 0 shares. The address of each of Cable Systems Holding Company, CSH LLC, and CSI is 505 North 51st Avenue, Phoenix, Arizona 85043-2701. The address of Peter A. Woog is c/o CSI, 505 North 51st Avenue, Phoenix, Arizona 85043-2701. The address of the Woog Family Limited Partnership is c/o Peter Woog, 505 North 51st Avenue, Phoenix, Arizona 85043-2701. The address of David Kirby is 24 Father Peter's Lane, New Canaan, CT 06840. The address of John O'Mara is 623 Lake Avenue, Greenwich, CT 06840. AAC merged into the Company on April 30, 1998 with the Company surviving.

On May 13, 1998, the Company received notice, by copy of an SEC Form 3 (Initial Statement of Beneficial Ownership of Securities) filed on behalf of a group consisting of Chesapeake Partners Management Co., Inc. ("CPMC"), Chesapeake Partners Limited Partnership ("CPLP") and Chesapeake Institutional Fund Limited Partnership ("CIF"), that said group beneficially owned 927,400. Of the current shareholdings, 896,000 shares were beneficially owned by CPLP and 31,400 shares were beneficially owned by CIF. CPMC also has indirect beneficial ownership over the total of 927,400 shares as it exercises voting power as the sole general partner of CPLP and CIF. The address of CPMC, CPLP and CIF is 1829 Reisterstown Road, Suite 220, Baltimore, MD 21208.

New Stock Incentive Plan - General Plan Information

The Company has adopted a New Stock Incentive Plan. The following table sets forth certain information with respect to options granted under the New Stock Incentive Plan during the fiscal year ended September 30, 1998 to the Named Executive Officers of the Company:

            Option/SAR Grants in Fiscal Year Ended September 30, 1998

                                                                                                Potential Realizable
                                                                                                Value at Assumed
                                                                                                Annual Rates
                                                                                                of Share Price
                                                                                                Appreciation for
                               Individual Grants                                                Option Term (1)
                               -----------------                                                ---------------

             (a)                (b)                (c)             (d)            (e)             (f)           (g)
                                              % of Total
                             Number of         Options/
                            Securities           SARs
                            Underlying        Granted to       Exercise or
                           Options/SARs       Employees in      Base Price     Expiration           5%           10%
            Name              Granted         Fiscal Year        ($/Share)        Date             ($)           ($)
            ----              -------         -----------        ---------        ----             ---           ---
Richard P. Kleinknecht        115,440              10.4%         $10.50         4/30/08         $761,904    $1,931,311
Peter J. Kleinknecht          115,440              10.4           10.50         4/30/08          761,904     1,931,311
Terry Clontz                  92,352                8.3           10.50         4/30/08          609,523     1,545,049
Gerald E. Starr               92,352                8.3           10.50         4/30/08          609,523     1,545,049
Russell Kleinknecht           46,176                4.2           10.50         4/30/08          304,762       772,524
David A. Walsh                184,704              16.7           10.50         4/30/08        1,219,046     3,090,098
Brian L. Reach                92,352                8.3           10.50         4/30/08          609,523     1,545,049

Note: All Options granted under the New Stock Incentive Plan during the fiscal year ended September 30, 1998 provided a ten-year term, vest in equal amounts on the first five anniversaries of their grant date and are exercisable at the fair market value of the Company's Common Stock on the date of grant.

(1) Represents the potential value of options granted at assumed 5% and 10% rates of compounded annual stock appreciation for ten years from the date of grant of each such option.

      As of April 30, 1998, upon consummation of the Merger, all options previously granted under and in accordance with the IPC 1994 Stock Option and Incentive Plan (the "Former Option Plan") and which had not previously been either exercised or cancelled vested upon the change in control and were cancelled and the holders thereof received, with respect to each option, a cash payment which, prior to deduction for applicable withholding taxes, was an amount equal to the product of (i) the excess, if any, of $21.00 over the per share exercise price of such option and (ii) the number of shares of IPC common stock subject to such option. During the fiscal year ended September 30, 1998, no options granted under the New Stock Incentive Plan vested or otherwise became exercisable and therefore, none were exercised.

      The following table sets forth certain information with respect to options granted under the Former Option Plan which were cancelled and for which cash payments, as described in the immediately prior paragraph, were made during the fiscal year ended September 30, 1998 to the Named Executive Officers of the
Company:

               Aggregated Option/SAR Exercises In Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                              Options                         Number of Securities Underlying     Value of Unexercised In-the-
                             Cancelled          Value       Unexercised Options/SARs at Fiscal     Money Options/SARs at Fiscal
                           under Former      Realized on                 Year-End                           Year-End
                            Option Plan     Cancellation                    (#)                                ($)
             Name               (#)              ($)             Exercisable/Unexercisable           Exercisable/Unexercisable
             ----               ---              ---             -------------------------           -------------------------
Richard P. Kleinknecht           0                0                      0/115,440                              0/0
Peter J. Kleinknecht             0                0                      0/115,440                              0/0
Terry Clontz                  175,000        $1,193,750                   0/92,352                              0/0
Gerald E. Starr                40,000            283,750                  0/92,352                              0/0
Russell G. Kleinknecht        147,000            989,500                  0/0 (1)                               0/0
David A. Walsh                30,000             195,000                 0/184,704                              0/0
Brian L. Reach                   0                0                       0/92,352                              0/0

----------
Except for such deemed exercises resulting in cash-out payments, no Named Executive Officer exercised any stock options or SARs during the fiscal year ended September 30, 1998.
(1) Options granted to Named Executive Officer during the Fiscal Year ended September 30, 1998 were cancelled upon grantee's termination of employment as of June 1, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Richard P. Kleinknecht, the Company's Vice Chairman and his brother, Peter
J. Kleinknecht, the Company's former Vice Chairman, are controlling stockholders and executive officers of several other entities that do business from time to time with the Company and certain of its customers. These entities include Kleinknecht Electric Company, Inc., a New York company ("KEC-NY"), Kleinknecht Electric Company, Inc., a New Jersey company ("KEC-NJ"), both electrical services companies, and Humaco Leasing & Holding Corporation ("Humaco"), a tool and vehicle leasing company.

      As of October 1, 1993, the Company and KEC-NY entered into a 20-year contract with respect to a pool of field technicians and administrative employees, who are members of the International Brotherhood of Electrical Workers ("IBEW"), Local 3 and are utilized by either the Company or KEC-NY on an ongoing or per project basis. The Company and KEC-NJ also entered into a comparable 20-year agreement with respect to a similar pool of employees who are members of IBEW, Local 164T. Effective April 30, 1998, the Company and KEC-NY and KEC-NJ entered into amended and restated agreements with respect to these labor pools. The Company, KEC-NY and KEC-NJ have benefited from these arrangements by allowing each company to draw from a larger pool of field technicians and retaining the more highly trained and skilled technicians for a broader range of projects. KEC-NY and KEC-NJ are responsible for administering the payroll and related services for Company employees in these pools. The Company pays all such compensation and benefits by reimbursement to KEC-NY or KEC-NJ, as appropriate, plus an administration fee equal to 2.5% of such costs. Effective October 3, 1996, the parties agreed to amend this agreement to provide for a flat administrative fee of $50,000 per month (apportioned between KEC-NY and KEC-NJ). The total amounts paid by the Company for compensation and benefits under these arrangements in the fiscal years ended September 30, 1998, 1997 and 1996 were $53.7, $54.9 and $54.9 million, respectively. In addition, the Company paid $0.6, $0.6 and $1.4 million in the fiscal years ended September 30, 1998, 1997 and 1996, respectively, in related administrative fees.

      The Company periodically subcontracts certain work to KEC-NY or KEC-NJ. Amounts charged to these companies under subcontracts with the Company for the years ended September 30, 1998, 1997 and 1996 were approximately $2.9, $0.1 and $1.0 million, respectively, while amounts charged to the Company under subcontracts with these companies were approximately $0.2, $0.3 and $0.7 million, respectively.

      The Company, KEC-NY and KEC-NJ entered into a 20-year agreement dated as of May 9, 1994, and amended and restated as of April 30, 1998, with respect to corporate opportunities regarding electrical and communications cable infrastructures. KEC-NY and KEC-NJ have agreed not to bid for or accept any communications cabling jobs in competition with the Company, if the Company intends to bid or accept such work. The Company, which is not a licensed electrical contractor, has agreed to refrain from bidding for or accepting, without the consent of KEC-NY or KEC-NJ, opportunities that combine both electrical and communications cabling work. IPC has also agreed to continue to refer to KEC-NY and KEC-NJ certain electrical contracting bid opportunities which may arise.

      The Company has from time to time rented certain equipment from Humaco. There were no equipment rentals from affiliated companies during fiscal 1998 or 1997. During the year ended September 30, 1996, approximately $0.9 million of equipment rentals were utilized. The Company, under month to month arrangements, has, in prior fiscal years, rented facilities from entities controlled by Richard P. and Peter J. Kleinknecht. For the years ended September 30, 1997 and 1996, approximately $0.2 and $0.5 million, respectively, of such lease expense was incurred.

      Effective as of June 1, 1998, the Company entered into a Consulting Agreement with Little Knight Music, Inc., a corporation controlled by Russell G. Kleinknecht (a former executive officer of the Company), for a term of eighteen
(18) months under which Mr. Kleinknecht may be required to perform certain consulting services. In consideration of such consulting services, the Company has and will make monthly payments equaling $37,324 and totaling $707,832. As of the effective date of this agreement, Mr. Kleinknecht owed the Company a total of $267,893 (consisting of employee loans, advances and accrued interest thereon). Payments under the Consulting Agreement were offset by the Company against such outstanding loans, which loans were paid in full prior to December 31, 1998. In addition to the foregoing, the Company agreed to reimburse Mr. Kleinknecht for a portion of the costs incurred by him for continuation of medical, dental and hospitalization benefits during the term of such agreement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               IPC INFORMATION SYSTEMS, INC.


Date: January 28, 1999                         By:/s/ Gerald E. Starr
                                                  -------------------
                                                  Gerald E. Starr
                                                  President and Chief
                                                  Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                      Title                              Date
         ---------                                      -----                              ----


 /s/ RICHARD P. KLEINKNECHT            Vice Chairman                                 January 28, 1999
------------------------------------                                           ------------------------------
   Richard P. Kleinknecht

     /s/ DAVID Y. HOWE                 Director                                      January 28, 1999
------------------------------------                                           ------------------------------
       David Y. Howe

    /s/ GERALD E. STARR                Chief Executive Officer,                      January 28, 1999
------------------------------------                                           ------------------------------
      Gerald E. Starr                  President and Director
                                       (Principal Executive Officer)

     /s/ BRIAN L. REACH                Chief Financial Officer                       January 28, 1999
------------------------------------                                           ------------------------------
       Brian L. Reach                  (Principal Financial Officer)
                                       (Principal Accounting Officer)

     /s/ DAVID A. WALSH                Director                                      January 28, 1999
------------------------------------                                           ------------------------------
       David A. Walsh


     /s/ RICHARD SMITH                 Director                                      January 28, 1999
------------------------------------                                           ------------------------------
       Richard Smith

  /s/ ROBERT J. MCINERNEY              Director                                      January 28, 1999
------------------------------------                                           ------------------------------
    Robert J. Mcinerney