Form 10-Q
period 1998-12-31
IPC INFORMATION SYSTEMS INC
filed 1999-02-16
CIK 923071

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1998

Commission file number 0-25492


                          IPC Information Systems, Inc.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


              Delaware                                  58-1636502
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


              Wall Street Plaza, 88 Pine Street, New York, NY 10005
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 825-9060

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes [X] No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at January 31, 1999
----------------------------                  -------------------------------
Common Stock par value $0.01                          8,076,188 shares

                          IPC INFORMATION SYSTEMS, INC.

                               INDEX TO FORM 10-Q


                                                                       PAGE
                                                                       ----
PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at December 31, 1998
and September 30, 1998                                                   2

Condensed Consolidated Statements of Operations for the Three
Months Ended December 31, 1998 and 1997                                  3

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended December 31, 1998 and 1997                            4

Notes to Condensed Consolidated Financial Statements                 5 - 9

ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 9 - 15


PART II.   OTHER INFORMATION                                            16

SIGNATURES                                                              17

                          IPC INFORMATION SYSTEMS, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                                                         December 31,      September 30,
                                                                                             1998              1998
                                                                                         ------------      -------------
                                                           ASSETS
Current assets:
   Cash and cash equivalents                                                              $   8,173          $  28,084
   Trade receivables, less allowance of $2,574 and $2,442, respectively                      61,179             71,521
   Inventories                                                                               46,739             40,046
   Prepaid expenses and other current assets                                                 17,450             15,904
                                                                                          ---------          ---------
                Total current assets                                                        133,541            155,555

Property, plant and equipment, net                                                           64,200             56,763
Debt issuance costs, net                                                                     10,719             10,707
Intangible assets, net                                                                       66,791             15,639
Other assets, net                                                                             1,940              2,628
                                                                                          ---------          ---------
                Total assets                                                              $ 277,191          $ 241,292
                                                                                          =========          =========

                                            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Revolving credit borrowings                                                             $  20,607          $      --
  Current portion of notes payable                                                            2,463                 --
  Accounts payable                                                                           18,546             21,965
  Accrued liabilities                                                                        43,066             38,833
  Customer advances and deferred revenue                                                     37,408             38,119
  Current portion of capital leases                                                           4,905              4,462
                                                                                          ---------          ---------
                Total current liabilities                                                   126,995            103,379
 Senior unsecured notes                                                                     193,351            188,223
 Notes payable, net of current portion                                                       10,032                 --
 Lease obligations, net of current portion                                                   13,353             12,490
 Other liabilities                                                                            3,753              3,741
                                                                                          ---------          ---------
                Total liabilities                                                           347,484            307,833
                                                                                          ---------          ---------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock - $0.01 per share par value, authorized 10,000,000 shares, none issued and outstanding
  Common stock - $0.01 per share par value, authorized 25,000,000 shares;
     8,076,188 shares issued and outstanding                                                     81                 81
  Paid-in capital                                                                             4,797              4,797
  Retained deficit                                                                          (75,171)           (71,419)
                                                                                          ---------          ---------
                Total stockholders' deficit                                                 (70,293)           (66,541)
                                                                                          ---------          ---------
                Total liabilities and stockholders' deficit                               $ 277,191          $ 241,292
                                                                                          =========          =========

            See Notes to Condensed Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                (Amounts in thousands, except per share amounts)

                                                                      Three Months Ended
                                                                          December 31,
                                                                    -----------------------
                                                                      1998            1997
                                                                    --------        -------
Revenue:
   Product sales and installation                                    $34,356        $38,441
   Service                                                            33,394         28,611
                                                                    --------        --------
                                                                      67,750         67,052
                                                                    --------        -------
Cost of revenue:
   Product sales and installation                                     18,783         22,185
   Service                                                            21,198         18,240
                                                                    --------        -------
                                                                      39,981         40,425
                                                                    --------        -------
                Gross profit                                          27,769         26,627

Research and development expenses                                      2,768          2,404
Selling, general and administrative expenses                          21,704         16,557
                                                                    --------        -------
                Income from operations                                 3,297          7,666

Interest expense, net                                                 (6,191)          (440)
Other income/(expense), net                                               76            (39)
                                                                    --------        -------
                (Loss) income before provision for income taxes       (2,818)         7,187
Provision for income taxes                                               841          3,593
                                                                    --------        -------
                Net (loss) income                                    $(3,659)       $ 3,594
                                                                    ========        =======

Basic (loss) earnings per share                                      $ (0.45)       $  0.17
                                                                    ========        =======

Basic weighted average shares outstanding                              8,076         21,422
                                                                    ========        =======

Diluted earnings per share                                                          $  0.17
                                                                                    =======

Diluted weighted average shares outstanding                                          21,730
                                                                                    =======

            See Notes to Condensed Consolidated Financial Statements.

                          IPC INFORMATION SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                         (Dollar amounts in thousands)

                                                                            Three months ended
                                                                               December 31,
                                                                        -------------------------
                                                                          1998              1997
                                                                        --------          -------
Cash flows from operations activities:
Net (loss) income                                                       $ (3,659)         $ 3,594
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                           4,186            2,418
   Amortization of intangible assets                                       1,356              296
   Non-cash interest on senior discount notes                              5,128               --
   Other interest amortization                                               396               73
   Provision for doubtful accounts                                           163              267
Changes in operating assets and liabilities:
   Trade receivables                                                      13,352           (4,076)
   Inventories                                                            (4,534)          (3,094)
   Prepaid expenses and other current assets                                (268)           2,773
   Other assets                                                              176             (152)
   Accounts payable                                                       (5,906)          (3,877)
   Accrued liabilities and other liabilities                              (2,229)           4,603
   Customer advances and deferred revenue                                 (2,233)           6,020
                                                                        --------          -------
              Net cash provided by operating activities                    5,928            8,845
                                                                        --------          -------

   Capital expenditures                                                   (4,597)          (2,212)
   Acquisitions, net of cash acquired                                    (40,418)              --
   Contingent acquisition payments to Bridge Electronics, Inc                 --             (375)
                                                                        --------          -------
              Net cash (used in) investing activities                    (45,015)          (2,587)
                                                                        --------          -------

   Net repayment of note payable                                              --           (3,200)
   Proceeds from revolving credit borrowings                              20,607               --
   Principal payments on capital leases                                   (1,135)            (978)
   Debt issuance costs                                                      (333)              --
   Equity charges from fiscal year 1998 merger                               (42)              --
   Repayment of long-term debt                                                --               (9)
   Proceeds from the exercise of stock options                                --              416
                                                                                          -------
                                                                        --------          -------
              Net cash provided by (used in) financing activities         19,097           (3,771)
                                                                        --------          -------
Effect of exchange rate changes on cash                                       79             (297)
                                                                        --------          -------
Net (decrease) increase in cash                                          (19,911)           2,190
Cash and cash equivalents, beginning of                                   28,084            1,465
                                                                        --------          -------
Cash and cash equivalents, end of period                                $  8,173          $ 3,655
                                                                        ========          =======

                          IPC INFORMATION SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
             (Dollar amounts in thousands, except per share amounts)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate intercompany elimination adjustments) for a fair presentation of the financial position of IPC Information Systems, Inc. ("IPC" or the "Company") as of December 31, 1998, and the results of its operations and its cash flows for the three months ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's Form 10-K for the fiscal year ended September 30, 1998.

2. Components of inventories:

                                                    December 31,  September 30,
                                                       1998           1998
                                                    -----------   ------------

Components and manufacturing work in process          $14,797       $13,639
Inventory on customer sites awaiting installation      24,993        21,516
Parts and maintenance supplies                          6,949         4,891
                                                      =======       =======

                                                      $46,739       $40,046
                                                      =======       =======

3. Revolving credit borrowings:

           In April 1998, the Company entered into a five-year $55,000 senior secured revolving credit agreement (the "Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., as syndication agent, and other lending parties, to be used for working capital and other general corporate purposes. At December 31, 1998, $20,607 was outstanding. The weighted average interest rate during the three months ended December 31, 1998 was 9.25%. In addition, the Company had outstanding $8,163 of letters of credit at December 31, 1998.

4.         Acquisitions:

           On December 18, 1998 IPC, through its wholly owned subsidiary, International Exchange Networks Ltd. ("IXnet"), acquired all of the outstanding shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls") (the "Saturn Acquisition"). The purchase price included the payment of cash in the amount of $35,666 (paid by the Company through a combination of cash from operations and borrowings from the Revolving Credit Facility) and the issuance by IXnet of a promissory note, guaranteed by the Company, in the amount of $7,545, bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years ("Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $4,968 payable over 24 months with interest at 9.25% (the "Saturn Note"). Under the agreement, the Marshalls Note is subject to certain rights of offset.

           Saturn, a UK Holding Company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet, but focused on Europe, Australia and the Pacific Rim; therefore, its customer base and network facilities are geographically complementary to IXnet.

           The Saturn Acquisition was accounted for using the purchase method of accounting. Included in intangible assets, as a result of the Saturn Acquisition, is approximately $49,000, representing goodwill.

           The following unaudited pro forma statement of operations for the three months ended December 31, 1998 and 1997, gives effect to the Saturn Acquisition as if it had occurred on October 1, 1997, (amounts in thousands, except per share amounts).

                                                                  For the three months ended
                                                                          December 31,
                                                                  --------------------------
                                                                    1998               1997
                                                                  -------            -------
Revenue                                                           $73,699            $73,302
Operating Income                                                  $ 1,853            $ 5,958
Net (loss) income                                                 $(5,241)           $ 2,094
Basic (loss) earnings per share                                   $ (0.65)           $  0.10
Diluted earnings per share (a)                                         --            $  0.10
Basic weighted average number of common shares outstanding          8,076             21,422
Diluted weighted average number of common shares outstanding           --             21,730

(a) Since the quarter ended December 31, 1998 resulted in a pro forma net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share has not been calculated.

           Pro forma adjustments include: (i) amortization of goodwill over 10 years; (ii) interest expense on the Saturn Note and the Marshalls Note; and
(iii) Interest expense from revolving credit borrowings for the Saturn Acquisition. All pro forma adjustments were tax effected using the effective tax rate for each period. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Saturn Acquisition occurred at October 1, 1997 or of the results to be achieved in the future.

           On December 31, 1998, the Company purchased the assets of Reuters Voice Systems ("RVS"), a business unit of Reuters Group PLC, for approximately $5,700 (the "RVS Acquisition"). The purchase was financed through a combination of cash from operations and borrowings from the Revolving Credit Facility.

           The RVS Acquisition was accounted for using the purchase method of accounting. Included in intangible assets, as a result of the RVS Acquisition, is approximately $3,500, representing goodwill.

5.         Stock Dividend:

            On May 29, 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. Unless otherwise indicated, all share and per share data, including stock option information, is stated to reflect the Stock Dividend.

6. Earnings Per Share:

           The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share (amounts in thousands, except per share amounts).

                                                             December 31,
                                                      -------------------------
                                                        1998              1997
                                                      --------          -------
Basic earnings per share computation

Numerator - Net (Loss) Income                         $ (3,659)         $ 3,594
                                                      --------          -------
Denominator:
   Weighted average common shares outstanding            8,076           21,422
                                                      --------          -------
Total shares                                             8,076           21,422
                                                      ========          =======
Basic (loss) earnings per share                          (0.45)         $  0.17
                                                      ========          =======

Diluted earnings per share computation

Numerator - Net  Income                                                 $ 3,594
                                                                        -------
Denominator:
   Weighted average common shares outstanding                            21,422
   Common stock equivalent of stock options                                 308
                                                                        -------
Total shares                                                             21,370
                                                                        =======
Diluted earnings per share                                              $  0.17
                                                                        =======

           Since the quarter ended December 31, 1998 resulted in a net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share has not been calculated. Approximately 300,000 options that were outstanding for the three months ended December 31,1997 were not included in the computation of diluted earnings per share because the assocoiated exercise prices exceeded the average market price of the Company's common stock for the period.

7. Comprehensive Income:

           Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income," requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive Income, net of taxes, was a loss of $3,138 and income of $4,089 for the three months ended December 31, 1998 and 1997, respectively.

8. Business Segments:

           The Company's operations include Trading Systems, Information Transport Systems ("I.T.S.") and network services (IXnet). Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, IXnet reports revenue derived from the IXnet network as "Service."

                                             Trading
                                             Systems           I.T.S           IXnet           Corporate      Consolidated
                                            ----------        -------         --------         ---------      ------------
Three Months ended December 31, 1998
Revenue:
    Product sales and installation           $ 27,342         $ 7,014         $     --          $    --         $ 34,356
    Service                                    16,650           3,992           12,752               --           33,394
                                             --------         -------         --------          -------         --------
Total revenue                                  43,992          11,006           12,752               --           67,750
Gross profit                                   22,254           1,220            4,295                            27,769
Research & development                          2,768              --               --                0            2,768
Selling, general & administrative               6,049           1,107           10,843            3,705           21,704
                                             ========         =======         ========          =======         ========
Income (loss) from operations                $ 13,437         $   113         $ (6,548)         $(3,705)        $  3,297
                                             ========         =======         ========          =======         ========
Depreciation & amortization                  $  1,139         $    82         $  3,781          $   540         $  5,542
                                             ========         =======         ========          =======         ========
EBITDA  (a)                                  $ 14,576         $   195         $ (2,767)         $(3,165)        $  8,839
                                             ========         =======         ========          =======         ========
Total assets (b)                             $219,830         $27,345         $ 30,016          $    --         $277,191
                                             ========         =======         ========          =======         ========

Three Months ended December 31, 1997
Revenue:
    Product sales and installation           $ 34,689         $ 3,752         $     --          $    --         $ 38,441
    Service                                    14,299           6,922            7,390               --           28,611
                                             --------         -------         --------          -------         --------
Total revenue                                  48,988          10,674            7,390               --           67,052
Gross profit                                   23,097           1,818            1,712               --           26,627
Research & development                          2,404              --               --               --            2,404
Selling, general & administrative               5,894           1,429            5,306            3,928           16,557
                                             ========         =======         ========          =======         ========
Income from (loss) operations                $ 14,799         $   389         $ (3,594)         $(3,928)        $  7,666
                                             ========         =======         ========          =======         ========
Depreciation & amortization                  $  1,120         $   130         $  1,125          $   339         $  2,714
                                             ========         =======         ========          =======         ========
EBITDA (a)                                   $ 15,919         $   519         $ (2,469)         $(3,589)        $ 10,380
                                             ========         =======         ========          =======         ========
Total assets (b)                             $143,551         $15,862         $ 10,375          $    --         $169,788
                                             ========         =======         ========          =======         ========

(a) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents operating income plus depreciation and amortization.

(b) The Company's management reviews corporate assets combined with trading system's assets.

8. Effects of Recently Issued Accounting Standards:

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS No. 133 to have an impact on its results of operations, financial position or cash flows.

           In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company does not anticipate the adoption of this standard would have a material effect on the Company's capitalization policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

Overview

           The Company is a leader in providing integrated telecommunications equipment and services that facilitate the execution of transactions by the financial trading community. Such transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services turret systems and installs and services the cabling infrastructure and networks which provide financial traders with desktop access to time-sensitive communications and data. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial trading community. In addition, through IXnet, the Company operates a telecommunication network which provides a variety of dedicated private line, managed data and switched network services (the "IXnet Network"), which has been specifically designed to meet the specialized telecommunications requirements of the financial trading community.

           The Company's operations include Trading Systems, Information Transport Systems ("I.T.S.") and network services ("IXnet"). Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." I.T.S. reports revenue from design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, IXnet reports revenue derived from the use of its international network as "Service."

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

           On May 29, 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. Unless otherwise indicated, all share and per share data, including stock option information, is stated to reflect the Stock Dividend.

           On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into the Company (the "Merger"). Under the terms of the Merger, each share of common stock of the Company ("IPC Common Stock") was converted at the election of the holder thereof into either (i) the right to receive $21.00 in cash (pre Stock Dividend) or (ii) the right to retain one share of common stock of the surviving corporation ("Surviving Corporation Common Stock"), subject to proration in certain circumstances. Upon the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its ten year, 10 7/8% Senior Discount Notes due 2008 (the "Notes"). A portion of the proceeds of the Notes ($145.6 million), together with $54.7 million of capital provided by AAC (the "Equity Investment") were used to repurchase 19,073,330 shares of IPC common stock, at a price of $10.50 per share, from IPC shareholders who did not elect to retain Surviving Corporation Common Stock upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Allegra Capital Partners III, L.P. (formerly known as Lawrence Smith & Horey III, L.P.). The Merger was accounted for as a leveraged recapitalization; accordingly, the historical cost basis of the Company's assets and liabilities has not been impacted by the Merger. Simultaneous with the Merger, the Company acquired the remaining 20% interest in IXnet (the "IXnet Exchange") through the issuance of 457,140 shares of Surviving Corporation Common Stock.

Results of Operations

Comparison of the Three Months Ended December 31, 1998 ("Q1 1999") to the Three Months Ended December 31, 1997 ("Q1 1998")

           Revenue. Total revenue increased by $0.7 million or 1.0% to $67.8 million in Q1 1999 from $67.1 million in Q1 1998.

           Turret installation and related service revenue decreased by $5.0 million or 10.2% to $44.0 million in Q1 1999 from $49.0 million in Q1 1998.

           New turret installation projects decreased by $7.4 million to $27.3 million in Q1 1999 from $34.7 million in Q1 1998. The decrease primarily related to one large installation project completed and cutover in Q1 1998 for $8.4 million in revenue; there where no installation projects of a comparable size in Q1 1999.

           Turret service revenue increased by $2.4 million in Q1 1999 to $16.7 million from $14.3 million in Q1 1998. Higher service revenue for the current period is principally due to the Company's expanding customer base.

            Revenue from I.T.S. sales and related service increased by $0.3 million or 3.1% to 11.0 million in Q1 1999 from $10.7 million in Q1 1998.

           New I.T.S. installation projects increased by $3.2 million in Q1 1999 as compared to Q1 1998. Partially offsetting this increase was a decrease in service related revenue of $2.9 million in Q1 1999 as compared to Q1 1998. The increase in installation projects is due to a higher volume of projects completed and recognized as revenue in the current period as compared to the similar period of the prior year. The decrease in service is primarily from a large customer service contract expiring at the end of fiscal year 1998 and not renewed in Q1 1999. Due to this occurrence, the Company anticipates that I.T.S. service revenue for the current fiscal year may be less than the prior year.

           Revenue from network services increased by $5.4 million, or 72.3%, to $12.8 million in Q1 1999 from $7.4 million in Q1 1998. The increase is related to the growing customer base, the acquisition of Saturn in Q1 1999 and MXnet in the prior fiscal year second quarter and increased customer utilization of IXnet's international telecommunication network. The IXnet revenue run rate at the end of Q1 1999 (annualized recurring revenue for the last month of the period) was $58.0 million, an increase of 97% as compared with the prior year period.

           Cost of Revenue. Cost of revenue (as a percentage of revenue) of 59.0% in Q1 1999 decreased as compared to 60.3% in Q1 1998.

           Product sales and installation cost of revenue (as a percentage of product sales and installation revenue) for Q1 1999 was 54.9 % which decreased as compared to 57.7% in Q1 1998. The decrease is primarily related to cost efficiencies realized from the manufacturing of the Company's digital Tradenet MX(R) product.

           Service cost of revenue (as a percentage of service revenue) for Q1 1999 was 63.5% as compared to 63.8% in Q1 1998. The decrease in Q1 1999 is primarily related to higher network service revenue from increased utilization of the IXnet network and a greater percentage of turret maintenance revenue in revenue in the current quarter (turret maintenance revenue typically has a lower cost of revenue as compared to turret moves, additions and changes) offset in part by higher I.T.S. service revenue attributable to I.T.S.'s reduction in service revenue.

           Research and Development Expenses. Research and development expenses were $2.8 million in Q1 1999 as compared to 2.4 million in Q1 1998. Research and development efforts are focused on the development of the next generation of trading systems products including integration of the Tradenet MX turret with the IXnet Network as well as enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based trading system products.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $5.1 million, or 30.7%, to $21.7 million in Q1 1999 from $16.6 million in Q1 1998. Contributing to this increase in Q1 1999, is a non-recurring charge of $0.8 million relating to a separation agreement and release between the Company and Terry Clontz, the Company's former President and Chief Executive Officer. SG&A expenses related to the expansion of the IXnet Network increased $5.5 million in Q1 1999 as compared to Q1 1998. Depreciation and amortization represented $2.7 million of IXnet's increase. The Company intends to continue to invest in the IXnet Network. As the Company deploys this network, the Company anticipates that SG&A expenses will continue to increase. These expenses may be incurred prior to the realization of anticipated revenue.

           Interest Expense, net. Interest expense, net increased by $5.8 million to $6.2 million for Q1 1999 from $0.4 million for Q1 1998. The increase is due to the accretion of interest expense associated with the issuance of Senior Discount Notes in April 1998 and related amortization of debt issuance costs, both of which are non-cash items, aggregating $5.4 million.

           Provision for Income Taxes. The Company's effective tax rate was 29.8% for Q1 1999 compared to 50.0% for Q1 1998, Although the Company incurred a net loss for Q1 1999, income taxes were provided due to a limitation on the Company's ability to utilize foreign tax credits to offset taxes paid outside of the United States and an increase in IXnet's losses for which the Company is not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources

           From the Company's initial public offering in fiscal 1995 until the Merger in April 1998, the Company has satisfied its cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. The Company's principal uses of cash were to fund working capital requirements, operating losses and capital expenditures of its IXnet subsidiary and acquisitions, principally related to the expansion of IXnet's international telecommunications network.

           Net cash provided by operating activities was $5.9 million in Q1 1999 as compared to net cash provided by operating activities of $8.8 million in Q1 1998. This decrease is primarily related to higher working capital requirements due to business expansion.

           Cash used in investing activities was $45.0 million and $2.6 million for Q1 1999 and Q1 1998, respectively. Cash used in investing activities resulted from the acquisitions of Saturn and RVS and expenditures for property, plant and equipment, composed of IXnet Network costs, machinery and equipment and leasehold improvements. The Company intends to continue to invest in the IXnet Network.

           Cash provided by financing activities was $19.1 million in Q1 1999 as compared to a use of cash of $3.8 million in Q1 1998. The increase is resulted from $20.6 million in borrowings from the Revolving Credit Facility used to finance the acquisitions of Saturn and RVS.

           In April 1998, the Company entered into a five year $55.0 million senior secured revolving credit agreement (the "Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., as syndication agent, and other lending parties, to be used for working capital and other general corporate purposes. At December 31, 1998, $20.6 million was outstanding. The weighted average interest rate was 9.25% during the three months ended December 31, 1998. In addition, the Company had issued and outstanding $8,163 of letters of credit at December 31, 1998.

           On December 18, 1998 IPC, through its wholly owned subsidiary, International Exchange Networks Ltd. ("IXnet"), acquired all of the outstanding shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls") (the "Saturn Acquisition"). The purchase price included the payment of cash in the amount of $35,666 (paid by the Company through a combination of cash from operations and borrowings from the Revolving Credit Facility) and the issuance by IXnet of a promissory note, guaranteed by the Company, in the amount of $7,545, bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years ("Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $4,968 payable over 24 months with interest at 9.25% (the "Saturn Note"). Under the agreement, the Marshalls Note is subject to certain rights of offset.

           Saturn, a UK Holding Company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet, but focused on Europe, Australia and the Pacific Rim; therefore, its customer base and network facilities are geographically complementary to IXnet.

           The Saturn Acquisition was accounted for using the purchase method of accounting. Included in intangible assets, as a result of the Saturn Acquisition, is approximately $49,000, representing goodwill.

           On December 31, 1998, the Company purchased the assets of Reuters Voice Systems ("RVS"), a business unit of Reuters Group PLC, for approximately $5,700 (the "RVS Acquisition"). The purchase was financed through a combination of cash from operations and borrowings from the Revolving Credit Facility.

           The RVS Acquisition was accounted for using the purchase method of accounting. Included in intangible assets, as a result of the RVS Acquisition, is approximately $3,500, representing goodwill.

           In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment totaling approximately $2.1 million in both Q1 1999 and Q1 1998.

           The Company believes that cash flows from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs for the near future. The Company does not rule out seeking additional debt or equity financing for other corporate purposes.

Impact of Year 2000

           The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, deliver products and services to customers, send invoices, or engage in similar normal business activities.

           The Company has assessed its Year 2000 compliance for the products that it manufactures and the services it provides, along with those products manufactured by others which the Company represents and sells. The Company is taking steps to obtain Year 2000 compliance status updates from vendors that supply products for resale and services which the Company either uses internally or resells as part of the IXnet Network and expects to conclude on remedial alternatives, if any, by June 30, 1999. Until such compliance updates are complete, the Company will not be able to completely evaluate whether its systems, products or services will need to be revised to be Year 2000 compliant. However, at this point in time, the Company believes that its products and the products it represents are Year 2000 compliant or can be made Year 2000 compliant or Year 2000 ready, as the case may be, with upgrades to both the hardware and software made available by the Company and its vendors.

           In addition, the Company has made available to trading systems customers its trading system laboratory located in Westbrook, CT, to independently verify and test such compliance with respect to current trading systems products.

           The Company is in the process of converting to an enterprise-wide management information system which, through software updates to both the application and operating systems scheduled to be completed by June 30, 1999, is expected to be Year 2000 compliant.

           To date, the Company has not incurred and does not expect to incur any material expenditures in connection with identifying, evaluating or addressing Year 2000 or readiness compliance issues, with the exception of the conversion to an enterprise-wide management information system, which was undertaken for operational reasons. Most of the Company's expenses in connection with Year 2000 compliance have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

           The Company is not aware of any Year 2000 compliance problems related to its systems that would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 or readiness compliance problems in its systems, products or services that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems, products or services will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed software, third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues related to its products and services could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

           In addition, there can be no assurance that third party providers of products and services, including telecommunications and utility companies, and the Company's customer base, primarily in the financial services industry, will be Year 2000 compliant. The failure of such entities to be Year 2000 compliant could result in a systematic failure, beyond the control of the Company, such as prolonged telecommunications or electrical failure, or the inability of customers to make payment for services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

           As discussed above, the Company is engaged in an ongoing Year 2000 compliance assessment and has not yet developed any contingency plans. The results of the Company's enterprise-wide system conversion and responses received from vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

           With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for the fiscal year ended September 30, 1998.

                          Part II - Other Information


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

             (a)   Exhibit Number 27 Financial Data Schedule
             (b)   Form 8-K

           Subsequent to the quarter ended December 31, 1998, however, prior to the filing of this report, the Company filed with the Securities and Exchange Commission ("SEC") a current report on Form 8-K dated, January 4, 1999, reporting information under items 2 and 7 thereof and providing the following exhibits:

2.3 Agreement for Sale/Purchase of the Issued Share Capital of Saturn Global Network Services Holdings Limited dated August 7, 1998 (as amended on December 18, 1998) among Marshalls 106 Limited, Marshalls Finance Limited, International Exchange Networks, Ltd. and IPC Information Systems, Inc.

99        Press Release issued on December 21, 1998

          An amendment to this report on Form 8-K, was filed with the SEC on February 11, 1999, reporting information under Items 2 and 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          IPC INFORMATION SYSTEMS, INC.


Dated:  February 16, 1999              By: /s/ GERALD E. STARR
                                               --------------------------
                                               Gerald E. Starr
                                               President and
                                               Chief Executive Officer


Dated:  February 16, 1999              By: /s/ BRIAN L. REACH
                                               ----------------------------
                                               Brian L. Reach
                                               Vice President,
                                               Chief Financial Officer