Form 10-Q
period 1999-03-31
IPC INFORMATION SYSTEMS INC
filed 1999-05-17
CIK 923071

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1999

Commission file number 0-25492



                        IPC Information Systems, Inc.
            ------------------------------------------------------
            (Exact Name of registrant as specified in its charter)


                  Delaware                                 58-1636502
---------------------------------------------  ---------------------------------
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


                       Yes  X            No
                           ---              ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at April 30, 1999
----------------------------               -----------------------------
Common Stock par value $0.01                      8,076,188 shares

                        IPC INFORMATION SYSTEMS, INC.

                              INDEX TO FORM 10-Q

                                                                         PAGE

PART   I     FINANCIAL INFORMATION

ITEM   1  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 1999
and September 30, 1998                                                    2

Condensed Consolidated Statements of Operations for the Three
and Six Months Ended March 31, 1999 and 1998                              3

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended March 31, 1999 and 1998                                  4

Notes to Condensed Consolidated Financial Statements                   5 - 10

ITEM  2

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   11 - 17


PART II.   OTHER INFORMATION                                             18

SIGNATURES                                                               19

                         IPC INFORMATION SYSTEMS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
            (Dollar amounts in thousands, except per share amounts)


                                                                                March 31,   September 30,
                                                                                  1999           1998
                                                                                ---------   -------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                      $ 12,039       $ 28,084
 Trade receivables, less allowance of $2,258 and $2,442, respectively             62,430         71,521
 Inventories                                                                      44,226         40,046
 Prepaid expenses and other current assets                                        19,109         15,904
                                                                                --------       --------
         Total current assets                                                    137,804        155,555

Property, plant and equipment, net                                                67,357         56,763
Debt issuance costs, net                                                          10,428         10,707
Goodwill, net                                                                     64,935         15,639
Other assets                                                                       1,959          2,628
                                                                                --------       --------
         Total assets                                                           $282,483       $241,292
                                                                                ========       ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Revolving credit borrowings                                                    $ 16,808       $     --
 Current portion of notes payable                                                  4,941             --
 Accounts payable                                                                 21,292         20,094
 Accrued liabilities                                                              48,972         40,704
 Customer advances and deferred revenue                                           35,312         39,119
 Current portion of capital leases                                                 5,341          4,462
                                                                                --------       --------
         Total current liabilities                                               132,664        103,379

Senior unsecured notes                                                           198,627        188,223
Notes payable, net of current portion                                              7,263             --
Lease obligations, net of current portion                                         14,553         12,490
Other liabilities                                                                  3,756          3,741
                                                                                --------       --------
         Total liabilities                                                       356,863        307,833
                                                                                --------       --------
Commitments and contingencies

Stockholders' deficit:
 Preferred stock - $0.01 per share par value, authorized 10,000,000 shares;
  none issued and outstanding
 Common stock - $0.01 per share par value, authorized 25,000,000 shares;
  8,076,188 shares issued and outstanding                                             81             81
 Paid-in capital                                                                   4,797          4,797
 Retained deficit                                                                (79,258)       (71,419)
                                                                                --------       --------
         Total stockholders' deficit                                             (74,380)       (66,541)
                                                                                --------       --------
         Total liabilities and stockholders' deficit                            $282,483       $241,292
                                                                                ========       ========

           See Notes to Condensed Consolidated Financial Statements.

                         IPC INFORMATION SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                (Amounts in thousands, except per share amounts)


                                                                  Three Months Ended     Six Months Ended
                                                                       March 31,             March 31,
                                                                  ------------------   --------------------
                                                                    1999       1998       1999       1998
                                                                  --------   -------   ---------   --------
Revenue:
 Product sales and installation                                   $38,803    $31,842   $ 73,159    $ 70,283
 Service                                                           42,130     29,303     75,524      57,914
                                                                  -------    -------   --------    --------
                                                                   80,933     61,145    148,683     128,197
                                                                  -------    -------   --------    --------
Cost of revenue:
 Product sales and installation                                    22,774     18,610     41,557      40,795
 Service                                                           26,735     18,822     47,933      37,062
                                                                 --------    -------   --------    --------
                                                                   49,509     37,432     89,490      77,857
                                                                 --------    -------   --------    --------
         Gross profit                                              31,424     23,713     59,193      50,340

Research and development expenses                                   2,571      2,657      5,339       5,061
Selling, general and administrative expenses                       24,691     17,006     46,395      33,563
                                                                 --------    -------   --------    --------
         Income from operations                                     4,162      4,050      7,459      11,716

Interest expense, net                                              (6,953)      (452)   (13,144)       (892)
Other income/(expense), net                                           (22)       (38)        54         (77)
                                                                 --------    -------   --------    --------
     (Loss) income before provision for income taxes               (2,813)     3,560     (5,631)     10,747
Provision for income taxes                                            478      1,406      1,319       4,999
                                                                 --------    -------   --------    --------
         Net (loss) income                                       $ (3,291)   $ 2,154   $ (6,950)   $  5,748
                                                                 ========    =======   ========    ========

Basic (loss) earnings per share                                  $  (0.41)   $  0.10   $  (0.86)   $   0.27
                                                                 ========    =======   ========    ========

Basic weighted average shares outstanding                           8,076     21,480      8,076      21,452
                                                                 ========    =======   ========    ========

Diluted earnings per share                                                   $  0.10               $   0.26
                                                                             =======               ========

Diluted weighted average shares outstanding                                   21,784                 21,766
                                                                             =======               ========

           See Notes to Condensed Consolidated Financial Statements.

                         IPC INFORMATION SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                          (Dollar amounts in thousands)


                                                                          Six months ended
                                                                             March 31,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------    --------
Cash flows from operating activities:
Net (loss) income                                                       $ (6,950)   $ 5,748
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                            9,278      5,063
  Amortization of goodwill                                                 4,071        818
  Non-cash interest on senior discount notes                              10,404         --
  Other interest amortization                                                813        203
  Provision for doubtful accounts                                            672        574
Changes in operating assets and liabilities:
  Trade receivables                                                       11,267     (5,707)
  Inventories                                                             (2,194)    (9,702)
  Prepaid expenses and other current assets                               (2,010)       850
  Other assets                                                               239       (154)
  Accounts payable                                                        (1,094)       524
  Accrued liabilities and other liabilities                                  938      4,386
  Customer advances and deferred revenue                                  (4,783)    18,396
                                                                        --------    -------
         Net cash provided by operating activities                        20,651     20,999
                                                                        --------    -------
Cash flows from investing activities:
  Capital expenditures                                                    (9,410)    (8,302)
  Acquisitions, net of cash acquired                                     (40,418)        --
  Contingent acquisition payments to Bridge Electronics, Inc.                 --       (750)
                                                                        --------    -------
         Net cash used in investing activities                           (49,828)    (9,052)
                                                                        --------    -------
Cash flows from financing activities:
  Net repayment of notes payable                                              --     (3,200)
  Proceeds from revolving credit borrowings                               22,082         --
  Repayments of revolving credit borrowings                               (5,276)        --
  Principal payments on capital leases                                    (2,376)    (1,533)
  Debt issuance costs                                                       (384)        --
  Repayment of long-term debt                                               (555)       (23)
  Proceeds from the exercise of stock options                                 --        468
  Other                                                                      (42)        --
                                                                        --------    -------
         Net cash provided by (used in) financing activities              13,449     (4,288)
                                                                        --------    -------
Effect of exchange rate changes on cash and cash equivalents                (317)      (689)
                                                                        --------    -------
Net (decrease) increase in cash and cash equivalents                     (16,045)     6,970
                                                                        --------    -------
Cash and cash equivalents, beginning of period                            28,084      1,465
                                                                        --------    -------
Cash and cash equivalents, end of period                                $ 12,039    $ 8,435
                                                                        ========    =======

           See Notes to Condensed Consolidated Financial Statements.

                         IPC INFORMATION SYSTEMS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
            (Dollar amounts in thousands, except per share amounts)


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate intercompany elimination adjustments) for a fair presentation of the financial position of IPC Information Systems, Inc. ("IPC" or the "Company") as of March 31, 1999, and the results of its operations for the three and six months ended March 31, 1999 and 1998, and its cash flows for the six months ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with IPC's Form 10-K for the fiscal year ended September 30, 1998.

2. Certain reclassifications have been made to the fiscal 1998 financial statements in order to conform to the current period's condensed consolidated presentation.

3. Components of inventories:

                                                           March 31,   September 30,
                                                             1999           1998
                                                           ---------   -------------
Components and manufacturing work in process                $12,536        $13,639
Inventory on customer sites awaiting installation            25,214         21,516
Parts and maintenance supplies                                6,476          4,891
                                                            -------        -------

                                                            $44,226        $40,046
                                                            =======        =======


4. Revolving credit borrowings:

      In April 1998, the Company entered into a five-year $55,000 senior secured revolving credit agreement (the "Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., as syndication agent, General Electric Capital Corp., as Administrative Agent, and other lending parties, to be used for working capital and other general corporate purposes. The Revolving Credit Facility is subject to borrowing base limitations based upon eligible accounts receivable and inventory. At March 31, 1999, total availability under the Revolving Credit Facility approximated $26,643, of which $16,806 was utilized. The weighted average interest rate during the three and six months ended March 31, 1999 was 8.09% and 8.67%, respectively. The Revolving Credit Facility also provides a $10,000 sublimit for the issuance of letters of credit, of which $8,114 was outstanding as of March 31, 1999.

5.    Acquisitions:

      On December 18, 1998 IPC, through its wholly owned subsidiary, International Exchange Networks Ltd. ("IXnet"), acquired all of the outstanding shares of Saturn Global Network Services

Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls") (the "Saturn Acquisition"). The purchase price included the payment of cash in the amount of $35,666 (paid by the Company through a combination of cash from operations and borrowings from the Revolving Credit Facility) and the issuance by IXnet of a promissory note, guaranteed by the Company, in the amount of $7,545, bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable in three annual installments ("Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $4,968 payable over 24 months with interest at 9.25% (the "Saturn Note"). Under the agreement, the Marshalls Note is subject to certain rights of offset.

      Saturn, a UK Holding Company, owns telecommunication network operating subsidiaries in the United Kingdom, USA, Hong Kong, Australia, Japan and Singapore. It has established a business selling managed premium grade voice and data communication services to the financial community, similar to IXnet but focused on Europe, Australia and the Pacific Rim; therefore, its customer base and network facilities are geographically complementary to IXnet.

      The Saturn Acquisition was accounted for using the purchase method of accounting and resulted in approximately $49,000 in goodwill of which approximately $47,700 remains unamortized at March 31, 1999.

      The following unaudited pro forma statement of operations for the six months ended March 31, 1999 and 1998, gives effect to the Saturn Acquisition as if it had occurred at the beginning of the fiscal year for each of the periods presented (amounts in thousands, except per share amounts).

                                                             For the six months ended
                                                                     March 31,
                                                             ------------------------
                                                               1999           1998
                                                             --------       --------
      Revenue                                                $153,442        $140,856
      (Loss) income before provision for income taxes        $ (8,067)       $  5,901
      Net (loss) income                                      $ (9,680)       $  2,647
      Basic (loss) earnings per share                        $  (1.20)       $   0.12
      Diluted earnings per share (a)                               --            0.12
      Basic weighted average shares outstanding              $  8,076        $ 21,452
      Diluted weighted average shares outstanding            $     --        $ 21,766

(a) Since the six months ended March 31, 1999 resulted in a pro forma net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share has not been calculated.

      Pro forma adjustments include: (i) amortization of goodwill over 10 years;
(ii) interest expense on the Saturn Note and the Marshalls Note; and (iii) interest expense from revolving credit borrowings for the Saturn Acquisition. All pro forma adjustments were tax effected using the effective tax rate for each period. The pro forma financial information presented above is not necessarily indicative of the operating results which would have been achieved had the Saturn Acquisition occurred at the beginning of the fiscal year for each of the periods presented or of the results to be achieved in the future.

      On December 31, 1998, the Company purchased the assets of Reuters Voice Systems ("RVS"), a business unit of Reuters Group PLC, for approximately $5,700 (the "RVS Acquisition"). The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility.

      The RVS Acquisition was accounted for using the purchase method of accounting and resulted in approximately $4,700 in goodwill, of which approximately $4,100 remains unamortized at March 31, 1999.

6.    Stock Dividend:

       On May 29, 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. Unless otherwise indicated, all share and per share data, including stock option information, is stated to reflect the Stock Dividend.

7. Earnings Per Share:

      The following is a reconciliation of the numerators and denominators for the computations of basic and diluted earnings per share (amounts in thousands, except per share amounts).

                                               Three months           Six months
                                                  ended                 Ended
                                                March 31,             March 31,
                                            1999        1998       1999       1998
                                          --------      -------  -------     -------
Basic earnings per share computation

Numerator - Net (loss) income             $ (3,291)     $ 2,154  $(6,950)    $ 5,748
Denominator -
  Weighted average common shares
   outstanding                               8,076       21,480    8,076      21,452
                                          --------      -------  -------     -------
Basic (loss) earnings per share            $ (0.41)     $  0.10  $ (0.86)    $  0.27
                                          ========      =======  =======     =======

Diluted earnings per share computation

Numerator - Net (loss) income                           $ 2,154              $ 5,748
Denominator:
  Weighted average common shares
   outstanding                                           21,480               21,452
  Dilutive stock options                                    304                  314
                                                        -------              -------
Total shares                                             21,784               21,766
                                                        -------              -------
Diluted earnings per share                              $  0.10              $  0.26
                                                        =======              =======

      Since the three and six months ended March 31, 1999 resulted in a net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share has not been calculated. Approximately 150,000 options that were outstanding for the three and six months ended March 31, 1998 were not included in the computation of diluted earnings per share because the associated exercise prices exceeded the average market price of the Company's common stock for the period.

8. Comprehensive Income:

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the Company to include within its financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For the Company, comprehensive income includes net income and foreign currency translation adjustments. Total comprehensive Income, net of taxes, was a net loss of $7,995 and net income of $6,073 for the six months ended March 31, 1999 and 1998, respectively.

9. Business Segments:

      The Company's operations include Trading Systems, Information Transport Systems ("I.T.S.") and network services (IXnet). Trading Systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." I.T.S. reports revenue from the design, integration and implementation of cabling infrastructure projects, including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." Additionally, IXnet reports revenue derived from the IXnet network as "Service."


                                    Trading
                                    Systems    I.T.S      IXnet    Corporate Consolidated
                                   ---------  --------- ---------- --------- ------------
Six Months ended March 31, 1999
Revenue:
   Product sales and installation    $56,933   $16,226   $     --   $    --     $ 73,159
   Service                            34,332     8,680     32,512        --       75,524
   Intersegment                           --        --         99        --           99
                                    --------   -------   --------   -------     --------
Total revenue (a)                    $91,265   $24,906     32,611   $    --     $148,782
                                    ========   =======   ========   =======     ========
Gross profit                          45,493     3,330     10,370        --       59,193
Research and development               5,339        --         --        --        5,339
Selling, general & administrative     12,973     2,263     24,935     6,224       46,395
                                    --------   -------   --------   -------     --------
Income (loss) from operations        $27,181   $ 1,067   $(14,565)  $(6,224)    $  7,459
                                    ========   =======   ========   =======     ========

Depreciation and amortization       $  2,590   $   168   $  9,508   $ 1,083     $ 13,349
                                    ========   =======   ========   =======     ========

EBITDA (b)                          $ 29,771   $ 1,235   $ (5,057)  $(5,141)    $ 20,808
                                    ========   =======   ========   =======     ========

Total assets (c)                    $125,578   $31,465   $125,440   $    --     $282,483
                                    ========   =======   ========   =======     ========

                                    Trading
                                    Systems    I.T.S      IXnet    Corporate Consolidated
                                   ---------- --------- ---------- --------- ------------
Six Months ended March 31, 1998
Revenue:
   Product sales and installation  $ 57,895    $12,388   $    --    $    --     $ 70,283
   Service                           30,380     12,191    15,343         --       57,914
   Intersegment                                               85                      85
                                   --------    -------   -------    -------     --------
Total revenue (a)                  $ 88,275    $24,579   $15,428    $    --     $128,282
                                   ========    =======   =======    =======     ========
Gross profit                         42,251      3,832     4,257         --       50,340
Research and development              5,061         --        --         --        5,061
Selling, general & administrative    11,525      2,996    12,005      7,037       33,563
                                   --------    -------   -------    -------     --------
Income (loss) from operations      $ 25,665    $   836   $(7,748)   $(7,037)    $ 11,716
                                   ========    =======   =======    =======     ========

Depreciation and amortization      $  2,345    $   264   $ 2,588    $   684     $  5,881
                                   ========    =======   =======    =======     ========

EBITDA (b)                         $ 28,010    $ 1,100   $(5,160)   $(6,353)    $ 17,597
                                   ========    =======   =======    =======     ========

Total assets (c)                   $131,130    $24,516   $41,467    $    --     $197,113
                                   ========    =======  ========    =======     ========


(a) The following is a reconciliation of total reportable segment revenue to the Company's consolidated total revenue:

                                                Six months ended
                                                    March 31,
                                              ---------------------
                                                1999       1998
                                              ---------- ----------

   Total revenue for reportable segments       $148,782   $128,282
   Elimination of intersegment revenue               99         85
                                               --------   --------
       Total consolidated revenue              $148,683   $128,197
                                               ========   ========

(b) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents income (loss) from operations before depreciation and amortization.

(c) The Company's management reviews corporate assets combined with Trading System's assets. In addition, Trading System's total assets are net of $100,591 at March 31, 1999 and $27,747 at March 31, 1998 relating to amounts due from affiliates eliminated in consolidation.


10. Effects of Recently Issued Accounting Standards:

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. This standard is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not currently use derivative financial instruments.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. The Company does not anticipate the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

11. Subsequent Events:

Acquisition of V Band Corporation

      In April 1999, the Company signed a definitive agreement to acquire V Band Corporation ("V Band") through a merger for approximately $1,500. The merger provides for a cash payment of $0.27 for each outstanding V Band share and is subject to approval by V Band's shareholders and the satisfaction of certain other customary conditions to closing. The transaction will be financed by IPC through cash from operations and is expected to close during the second quarter of calendar 1999. Thomas Feil, a founder and major shareholder of V Band, has entered into a separate agreement with IPC to vote his shares in favor of the merger. V Band is a leading supplier of mission critical digital voice communications systems, similar to products sold by IPC's trading systems division . V Band's products and services are used primarily by the financial services organizations for the trading of stocks, bonds and other financial instruments.

Initial Public Offering

      On April 8, 1999 the Company announced its intention to reorganize IXnet into a holding company to facilitate the sale of up to 20% of the common stock in an initial public offering. The number of shares to be sold, pricing and timing of the offering will be determined by the Company and its underwriters.

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

      Revenue from trading systems and I.T.S. sales and installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment by IPC. Invoices representing progress payments on direct product sales are submitted during various stages of the installation. The revenue attributable to such advance billings is deferred until system installation is completed. In addition, contracts for annual recurring turret and I.T.S. services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from IXnet network services are recognized in the month that the service is provided, except for installation revenue which is amortized over the average customer contract life.

      Cost of revenue for turret systems and I.T.S. includes material and labor associated with the installation of a project or the service performed. Cost of revenue for IXnet network services includes charges from carriers for telecommunication lines and circuits and amortization of the purchase of intercontinental, undersea fiber optic cable facilities known as indefeasible rights of use "IRU's" associated with such service revenue.

      Due to the substantial sales price of the Company's large turret and I.T.S. installations and the Company's recognition of revenue only upon completion of installations, revenue and operating results could fluctuate significantly from period to period. However, the Company's service business from all three divisions generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations (as a percentage of total revenue) could be somewhat diminished in the future as the Company's service business expands.

      On May 29, 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. Unless otherwise indicated, all share and per share data, including stock option information, is stated to reflect the Stock Dividend.

      On April 30, 1998, Arizona Acquisition Corp. was merged into the Company (the "Merger"). In connection with the Merger, the Company issued $247.4 million aggregate principal amount at maturity of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). The Notes were issued under an indenture between IPC, as issuer, and United States Trust Company of New York, as trustee. The indenture contains certain restrictive covenants which impose limitations on IPC and its subsidiaries, including, (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries, (vi) certain transactions with shareholders and affiliates, (vii) liens, (viii) sale-leaseback transactions, (ix) asset sales, and (x) maintaining various financial ratios.

Results of Operations

Comparison of the Three Months ("Q2 1999") and Six Months ("YTD 1999") ended March 31, 1999 to the Three Months ("Q2 1998") and Six Months ("YTD 1998") ended March 31, 1998

      Revenue. Total revenue increased $19.9 million, or 32.4%, to $81.0 million in Q2 1999 from $61.1 million in Q2 1998. Total revenue increased $20.5 million or 16.0% to $148.7 million in YTD 1999 from $128.2 million in YTD 1998.

      Turret installation and related service revenue increased $8.0 million, or 20.3%, to $47.3 million in Q2 1999 from $39.3 million in Q2 1998. YTD 1999 turret installation and related service revenue increased $3.0 million, or 3.4%, to $91.3 million from $88.3 million in YTD 1998.

      Turret sales and installation revenue increased $6.4 million in Q2 1999 to $29.6 million and decreased $1.0 million to $56.9 million in YTD 1999 as compared to the similar periods of the prior year. The increase in Q2 1999 is primarily related to the timing of large installation projects (projects greater than $1.5 million in revenue) recognized as revenue when compared to Q2 1998.

      Turret service revenue increased $1.6 million to $17.7 million in Q2 1999 from $16.1 million in Q2 1998. Turret service revenue increased $4.0 million to $34.3 million in YTD 1999 from $30.3 million in YTD 1998. Approximately $1.3 million of the increase is related to the acquisition of RVS. Higher service revenue also resulted from the Company's expanding customer base.

      Revenue from I.T.S. sales and related service was flat at $13.9 million in Q2 1999 when compared to Q2 1998. YTD 1999 I.T.S. sales and related service revenue increased by $0.3 million to $24.9 million from $24.6 million in YTD 1998.

      Revenue from new I.T.S. installation projects in Q2 1999 and YTD 1999 was $10.5 million and $16.2 million, respectively, as compared to $8.6 million and $12.4 million, respectively, in Q2 1998 and YTD 1998. Service related revenue was $3.4 million and $8.7 million, respectively, in Q2 1999 and YTD 1999 as compared to $5.3 million and $12.2 million, respectively, in Q2 1998 and YTD 1998. The decrease in Q2 1999 and YTD 1999 is primarily related to a large customer service contract which expired at the end of fiscal year 1998 and was not renewed. Due to this singular occurrence, the Company anticipates that I.T.S. service revenue for the current fiscal year may be less than the prior year.

      Revenue from IXnet's network services increased $11.8 million, or 148%, to $19.8 million in Q2 1999 from $8.0 million in Q2 1998. YTD 1999 network services revenue increased $17.2 million, or 112.4%, to $32.5 million from $15.3 million in YTD 1998. Approximately $8.6 million of the increase in Q2 1999 and $10.8 million of the increase in YTD 1999 is revenue related to the acquisition of MXNet Inc. ("MXNet") in the second quarter of fiscal 1998 and Saturn in December 1998. In addition, higher network services revenue resulted from increased customer utilization of IXnet's international telecommunication network. The IXnet revenue run rate at the end of Q2 1999 (annualized recurring revenue for the last month of the period) was $80.9 million, an increase of $49.1 million, or 154.4% as compared with the similar period of the prior year.

      Cost of Revenue. Cost of revenue (as a percentage of product sales and installation revenue) for Q2 1999 and YTD 1999 was 60.9% and 60.1%, respectively, which decreased as compared to 61.2% and 60.7%, respectively, in Q2 1998 and YTD 1998.

      Product sales and installation cost of revenue (as a percentage of product sales and installation revenue) for Q2 1999 and YTD 1999 was 58.7% and 56.8%, respectively, as compared to 58.4% and 58.0%, respectively, in Q2 1998 and YTD 1998. The decrease for YTD 1999 is primarily related to cost efficiencies realized from the manufacturing of the Company's digital Tradenet MX(R) product.

      Service cost of revenue (as a percentage of service revenue) for Q2 1999 and YTD 1999 was 63.5% as compared to 64.2% and 64.0% in Q2 1998 and YTD 1998. The decreases are primarily related to higher network services revenue from increased utilization of the IXnet network and a greater percentage of turret maintenance revenue in service revenue (turret maintenance revenue typically has a lower cost of revenue as compared to turret moves, additions and changes).

      Research and Development Expenses. Research and development expenses were $2.6 million and $5.3 million in Q2 1999 and YTD 1999 as compared to $2.7 million and $5.1 million in Q2 1998 and YTD 1998. Research and development efforts continue to be focused on the development of the next generation of trading systems products including integration of the Tradenet MX turret with the IXnet Network as well as enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based trading system products.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $7.7 million, or 45.2%, to $24.7 million in Q2 1999 from $17.0 million in Q2 1998. SG&A expenses increased $12.8 million, or 38.2%, to $46.4 million in YTD 1999 from $33.6 million in YTD 1998. Depreciation and amortization, including amortization of goodwill from acquisitions, represented $4.6 million of the increase in Q2 1999 and $7.5 million of the increase in YTD 1999. The balance of the increase in the current periods are principally related to personnel costs attributable to internal growth and the acquisitions of MXNet, Saturn and RVS. Also contributing to the SG&A increase in YTD 1999, is a non-recurring charge of $0.8 million relating to a separation agreement and release between the Company and Terry Clontz, the Company's former President and Chief Executive Officer. The Company intends to continue to invest in the IXnet network. As the Company continues to deploy this network, the Company anticipates that SG&A expenses will continue to increase. These expenses may be incurred prior to the realization of anticipated revenue.

      Interest Expense, net. Interest expense, net increased $6.5 million to $7.0 million in Q2 1999 and increased $12.3 million to $13.1 million in YTD 1999. The increase is principally related to non-cash interest expense of $5.5 million and $10.9 million, respectively, in Q2 1999 and YTD 1999, respectively, associated with the issuance of Senior Discount Notes in April 1998. Also contributing to the increases in the current periods are interest expense from increased levels of Revolving Credit Facility borrowings and capital leases.

      Provision for Income Taxes. The Company's effective tax rate for Q2 1999 and YTD 1999 was a negative 17.0% and 23.4%, respectively, compared to 39.5% and 46.5% in the similar periods of the prior year. Although the Company incurred a net loss for Q2 1999 and YTD 1999, income taxes were provided due to a limitation on the Company's ability to utilize foreign tax credits to offset taxes paid outside of the United States, a valuation allowance for the Company's net operating loss carryforwards and an increase in IXnet's pre-tax losses for which the Company is not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources

      From the Company's initial public offering in fiscal 1995 until the Merger in April 1998, the Company satisfied its cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. The Company's principal uses of cash are to fund working capital requirements, operating losses and capital expenditures of its IXnet subsidiary and acquisitions, principally related to the expansion of IXnet's international telecommunications network.

      On April 8, 1999 the Company announced its intention to reorganize IXnet into a holding company to facilitate the sale of up to 20% of the common stock in an initial public offering. The number of shares to be sold, pricing and timing of the offering will be determined by the Company and its underwriters.

      Net cash provided by operating activities was $20.7 million in YTD 1999 as compared to $21.0 million in YTD 1998.

      Cash used in investing activities was $49.8 million and $9.1 million for YTD 1999 and YTD 1998, respectively. Cash used in investing activities was related to the acquisitions of Saturn and RVS, as well as expenditures for property, plant and equipment, principally consisting of network equipment and machinery and equipment primarily for IXnet.

      Cash provided by financing activities was $13.4 million in YTD 1999 as compared to a use of cash of $4.3 million in YTD 1998. The increase is principally related to $16.8 million in net borrowings under the Revolving Credit Facility primarily used to finance the acquisitions of Saturn and RVS.

      In April 1998, the Company entered into the Revolving Credit Facility with Morgan Stanley Senior Funding, Inc., as syndication agent, General Electric Capital Corp. as Administrative Agent and other lending parties, to be used for working capital and other general corporate purposes. The Revolving Credit Facility is subject to borrowing base limitations based upon eligible accounts receivable and inventory. At March 31, 1999, total availability under the Revolving Credit Facility approximated $26.6, million of which $16.8 million was utilized. The weighted average interest rate during Q2 1999 and YTD 1999 was 8.09% and 8.67%, respectively. The Revolving Credit Facility also provides a $10.0 million sublimit for the issuance of letters of credit, of which $8.1 million was outstanding as of March 31, 1999.

      On December 18, 1998 IPC, through its wholly owned subsidiary, IXnet, acquired all of the outstanding shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls"). The purchase price included the payment of cash in the amount of $35.7 million (paid by the Company through a combination of cash from operations and borrowings from the Revolving Credit Facility) and the issuance by IXnet of a promissory note, guaranteed by the Company, in the amount of $7.5 million, bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable in three annual installments ("Marshalls Note"). In addition, the Company assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25% (the "Saturn Note"). Under the agreement, the Marshalls Note is subject to certain rights of offset.

      On December 31, 1998, the Company purchased the assets of RVS, a business unit of Reuters Group PLC, for approximately $5.7 million. The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility.

      In April 1999, the Company signed a definitive agreement to acquire V Band Corporation ("V Band") through a merger for approximately $1,500. The merger provides for a cash payment of $0.27 for each outstanding V Band share and is subject to approval by V Band's shareholders and the satisfaction of certain other customary conditions to closing. The transaction will be financed by IPC through cash from operations and is expected to close during second quarter of calendar 1999. Thomas Feil, a founder and major shareholder of V Band, has entered into a separate agreement with IPC to vote his shares in favor of the merger. V Band is a leading supplier of mission critical digital voice communications systems. V Band's products and services are used primarily by the financial services organizations for the trading of stocks, bonds and other financial instruments.

      In connection with the implementation of the IXnet Network, IXnet has entered into capital lease agreements for certain network switching equipment totaling approximately $5.3 million and $2.8 million in YTD 1999 and YTD 1998, respectively.

      The Company believes that cash flows from operations and existing credit facilities will be sufficient to meet its working capital and capital expenditure needs at least through September 2000. The Company does not rule out seeking additional debt or equity financing (see "Subsequent Events") for other corporate purposes.

Euro

      On January 1, 1999, several members of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new legal currency. Since its adoption, the Euro has not had a material adverse effect on the Company's business or financial condition.

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

      The Company has assessed its Year 2000 compliance for the products that it manufactures and the services it provides, along with those products manufactured by others which the Company represents and sells. The Company is taking steps to obtain Year 2000 compliance status updates from vendors that supply products for resale and services which the Company either uses internally or resells as part of the IXnet Network and expects to conclude on remedial alternatives, if any, by June 30, 1999. Until such compliance updates are complete, the Company will not be able to completely evaluate whether its systems, products or services will need to be revised to be Year 2000 compliant. However, at this point in time, the Company believes that its products and the products it resales are Year 2000 compliant or can be made Year 2000 compliant or Year 2000 ready, as the case may be, with upgrades to both the hardware and software made available by the Company and its vendors.

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

      The Company estimated it will spend approximately $2.0 million in connection with identifying, evaluating or addressing Year 2000 readiness and compliance issues, excluding the costs associated with the conversion to an enterprise-wide management information system, which was undertaken for operational reasons. To date, the Company has incurred approximately $1.6 million related to Year 2000 compliance. Most of the Company's expenses in connection with Year 2000 compliance have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

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

-------------------------------------------------------------------------------
      With respect to any forward-looking comments contained herein, the Company refers readers to the cautionary statement under the Private Securities Litigation Reform Act of 1995, contained in the Company's Report on Form 10-K for the fiscal year ended September 30, 1998.
-------------------------------------------------------------------------------

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

99     Press Release issued on December 21, 1998

      An amendment to this current report on Form 8-K, was filed with the SEC on February 11, 1999, reporting information under Items 2 and 7.

      The Company filed with the Securities and Exchange Commission ("SEC") a current report on Form 8-K dated, April 23, 1999, reporting information under item 2 thereof and providing the following exhibits:

99.1   Press release issued on April, 8 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          IPC INFORMATION SYSTEMS, INC.




Dated:   May 17, 1999            By:   /s/ GERALD E. STARR
                                     ---------------------------
                                     Gerald E. Starr
                                     President and
                                     Chief Executive Officer



Dated:   May 17, 1999            By:   /s/ BRIAN L. REACH
                                     ---------------------------
                                     Brian L. Reach
                                     Vice President, Chief Financial Officer