Form 10-K
period 1999-09-30
IPC INFORMATION SYSTEMS INC
filed 1999-12-29
CIK 923071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                COMMISSION FILE NUMBERS:   0-26171 and 0-25492

                           IPC COMMUNICATIONS, INC.
                           ------------------------
            (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                   13-4060937
               --------                                   ----------
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                     Identification No.)


                         IPC INFORMATION SYSTEMS, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                   58-1636502
               --------                                   ----------
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                     Identification No.)


            Wall Street Plaza
            88 Pine Street
            New York, New York                               10005
            ------------------                               -----
       (Address of Principal Executive Offices)            (Zip Code)

                                (212) 825-9060
                                --------------
               Registrants' Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:    Common Stock, par value $.01 per share
                                                               --------------------------------------
                                                                          (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                            Yes   X        No
                                ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of IPC Communications, Inc. as of November 30, 1999 was approximately $133.3 million based upon the American Stock Exchange closing sale price of these shares on that date. All of the voting stock of IPC Information Systems, Inc. is held by IPC Communications, Inc.

The number of shares of IPC Communications, Inc. Common Stock outstanding as of November 30, 1999 was 8,604,380. The number of shares of IPC Information Systems, Inc. Common Stock outstanding is 100.

DOCUMENTS INCORPORATED BY REFERENCE - Portions of IPC Communications, Inc.'s Proxy Statement for the Annual Meeting of Stockholders to be held on March 2, 2000 are incorporated by reference into Part III of this Form 10-K Report, which Proxy Statement is to be filed within 120 days after the end of the Registrants' fiscal year ended September 30, 1999.

Disclosure Regarding Forward-Looking Statements

  This Report on Form 10-K contains certain forward-looking information, including statements regarding strategic direction. These comments constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, which involve significant known and unknown risks, uncertainties and other factors. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Actual results may differ materially from the information discussed in these forward-looking statements. Among the factors that could cause actual results, performance or achievements to differ materially from any future results, performance or achievements expressed, described or implied by such forward-looking statements are general economic conditions, key employee factors, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets and other factors discussed in the Company's other filings with the Securities and Exchange Commission.

                                 PART I

ITEM 1.    BUSINESS
           --------

Background

     IPC Communications, Inc. ("IPC") is the leading provider of integrated telecommunications equipment and services that facilitate the execution of transactions by the worldwide financial services community. These transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services turret systems which provide desktop access to time-sensitive communications and data. In addition, through its subsidiary, IXnet, Inc. ("IXnet"), the Company operates a global network (the "IXnet Extranet"), providing a variety of voice, data and content distribution services specifically designed to meet the specialized communications requirements of the financial services community. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial sector.

     IPC became the holding company for IPC Information Systems, Inc. ("IPC Information Systems") effective May 21, 1999 through a merger. Following the merger, IPC represented the same consolidated financial position as IPC Information Systems prior to the merger. Accordingly, the consolidated financial statements included in this Form 10-K reflect the operations of IPC Information Systems and its subsidiaries through May 20, 1999 and of IPC thereafter. References to the "Company" in this Form 10-K refer to IPC and its subsidiaries, including IPC Information Systems.

     For the year ended September 30, 1999, the Company's revenues were $339.2 million and earnings before interest, taxes, depreciation and amortization, and stock compensation charge ("EBITDA") were $40.1 million.

Business of IPC

     The Company's three major operating units are:

     Trading Systems. The Company's sophisticated turret systems, consisting of a desktop appliance connected with associated switching equipment, provide highly reliable, "non-blocking" voice communications primarily for trading operations. In addition, these systems incorporate a proprietary design, including many features designed to increase productivity, such as expanded access to telephone lines, rapid call completion, high voice quality, built-in redundancy, trader mobility, personalized call button layouts and the ability to implement system upgrades through software modifications as opposed to hardware changes. The Company believes that it has the largest installed base of turrets in the world, including a majority of the installed base of turrets in New York City and a significant presence in other major financial centers. The Company offers a full-line of digital turret systems, including systems for trading floors with over 1,000 trading positions as well as systems for smaller operations with as few as five trading positions. The Company also provides its customers with post-installation maintenance and service, often pursuant to long-term contracts.

     Information Transport Systems ("ITS"). The Company's ITS division provides cabling infrastructure, design, installation and maintenance services for high speed voice and data networks, including local area networks ("LAN"s), wide area networks ("WAN"s) and data connectivity applications. The Company's ITS engineers design and implement intelligent network infrastructures that provide connectivity to a wide array of customer applications. The ITS division's expertise includes network designs which utilize components from suppliers such as Cisco Systems, Inc. ("Cisco"), 3Com, Bay Networks and Xylan. The ITS division also installs all of the available physical transport media, including copper, fiber optic and coaxial cable necessary for network design. ITS services also include project management for network infrastructure upgrades and on-site, as well as on-call, technical support. The Company stations ITS personnel on-site for many of its major customers.

     IXnet. IXnet is a leading provider of communications services to the worldwide financial services community. IXnet has built and operates the IXnet Extranet, a global seamless communications network connecting financial services firms and their business partners, as well as multiple offices within the same firm using a global seamless network. Through the IXnet Extranet, the customer obtains highly reliable, secure and fully managed voice and data connectivity without having to access multiple disparate public networks or rely on multiple customer service organizations.

     The services provided are tailored to meet the specialized needs of the financial services community, including managed voice and data services, virtual private network services and fully outsourced network solutions. In addition, IXnet aggregates, hosts and distributes financially oriented content, such as news, research, analytics and market data, for information service providers.

     The IXnet Extranet provides a unique value proposition which enables a firm to reliably communicate over a common network platform that supports multiple communications protocols, and efficiently access information from multiple providers. Customers are connected to the IXnet Extranet by installing electronic network devices, know as customer access nodes ("CAN"s) on the customers' premises. The IXnet Extranet currently connects customers in financial centers in approximately 37 countries around the world, including the financial centers of New York, Chicago, Toronto, London, Frankfurt, Paris, Zurich, Hong Kong, Tokyo, Sydney and Singapore. Additionally, IXnet has three data centers which host services for over 30 content providers and manage servers and other equipment for customers who have outsourced their network applications to IXnet. As of September 30, 1999, IXnet had approximately 500 customers and in excess of 1,300 installed CANs.

     IXnet was incorporated in Delaware on May 4, 1999 as a wholly owned subsidiary to hold the Company's interests in International Exchange Networks,
Ltd. ("IENL").   Unless the context otherwise requires, references to "IXnet" in this Form 10-K refer to IXnet, Inc. and its subsidiaries from May 4, 1999 and to IENL and its subsidiaries through May 4, 1999. In August 1999, IXnet completed its initial public offering (the "IPO") through the sale of approximately 7,475,000 shares of common stock at $15 per share. The net proceeds of the IPO of $102.1 million are being used to finance the continued deployment and expansion of the IXnet Extranet and for possible acquisitions, strategic alliances, or investments in property or assets for IXnet's business. As of November 30, 1999, the total number of shares of common stock held by IPC after the IPO is 43,100,000 shares, or approximately 84.4% of the shares outstanding.

Merger

     On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into IPC Information Systems (the "Merger"). Under the terms of the Merger, each share of common stock of IPC Information Systems was converted at the election of the holder thereof into either (i) the right to receive $10.50 (on a post split basis) in cash or (ii) the right to retain one share of common stock of the surviving corporation. Upon the Merger, IPC Information Systems issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of its ten year, 10 7/8% Senior Discount Notes due 2008. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC, whose membership interests were owned by Citicorp Venture Capital, Ltd. and certain private investors, (ii) CSH LLC's indirect subsidiary, Cable Systems International, Inc., and (iii) the investment fund of Lawrence Smith & Horey III, L.P. (now known as Allegra Capital Partners III, L.P.). The Merger was accounted for as a leveraged recapitalization. Accordingly, the historical cost basis of the Company's assets and liabilities has not been impacted by the Merger.

     Simultaneous with the Merger, IPC Information Systems acquired the remaining 20% interest in IENL through the issuance of 457,140 shares (adjusted for the stock split) of surviving corporation common stock.

Recent Acquisitions and Strategic Alliances

     On June 21, 1999, IPC Information Systems acquired V-Band Corporation for approximately $1.5 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the General Electric Capital Corporation revolving credit facility (the "Revolving Credit Facility"). The acquisition was accounted for using the purchase method of accounting and resulted in approximately $7.5 million of goodwill, of which approximately $7.0 million remains unamortized at September 30, 1999.

     On December 31, 1998, IPC Information Systems purchased the assets of Reuters Voice Systems, a business unit of Reuters Group PLC, for approximately $5.7 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $5.3 million in goodwill, of which approximately $4.3 million remains unamortized at September 30, 1999.

     On December 18, 1998, IENL acquired all of the issued and outstanding common shares of Saturn Global Network Services Holdings Limited ("Saturn") from Marshalls 106 Limited ("Marshalls"). The acquisition was accounted for using the purchase method of accounting. As a result of the acquisition, IENL recorded approximately $49.2 million of goodwill, which is being amortized on a straight-line basis over ten years. The purchase price for Saturn included a cash payment in the amount of $35.7 million and the issuance of a promissory note in the amount of $7.5 million. In addition, IXnet assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months. Under this agreement, the Marshalls Note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction of the obligation by approximately $2.0 million.

     On February 13, 1998, IPC Information Systems acquired MXNet for approximately $6.7 million. Through the acquisition of MXNet, IXnet entered the business of distributing market data for content providers. IXnet operates a virtual warehouse where it hosts the data of various content providers and then distributes such data to end-users on behalf of the content providers. The IXnet Extranet serves as a content-neutral delivery system to the desktops of the financial services community. This approach allows the data provider customers to display content in the formats they desire. Because IXnet often is willing to expand the IXnet Extranet to reach additional end-users targeted by our content provider customers, IXnet believes that the IXnet Extranet is more attractive than existing distribution networks of competing content providers.

     On September 24, 1999, IXnet entered into a strategic alliance agreement (the "Strategic Agreement"), which included the licensing of certain software products to enhance the intelligence of its network for a purchase price of $20.0 million consisting of $10.0 million in cash financed from the proceeds from IXnet's IPO and 500,000 shares of IXnet common stock valued at an average closing price prior to the agreement date. The Strategic Agreement is designed to enhance IXnet's network capabilities with embedded intelligence, delivering financial enterprise integration, subject-based addressing, trading turret integration and application management capabilities.

The Industry

     Turret Systems. The turret systems industry is characterized by a small number of manufacturers of highly specialized telecommunications systems sold primarily to companies in the financial trading community. A trader requires highly-reliable, seamless access to multiple lines. In order to meet these specific needs, a small number of manufacturers have developed highly-sophisticated voice communications systems called turret systems. Turret systems are required to be exceptionally reliable because of the time-sensitive nature of trading activity and the high opportunity cost of a potential service outage. The largest trading floors may contain in excess of 1,000 turrets, each turret providing access to hundreds of telephone lines.

     Telecommunications Services. The telecommunications marketplace has experienced a transformation over the last decade. Improved technology and increased competition, due in part to widespread regulatory reform, have contributed to the rapid expansion of telecommunications traffic. The financial trading community has grown significantly, while at the same time individual firms have expanded operations to new international locations to compete in the global marketplace. Many of these firms require extensive communication network capabilities to remain competitive in this environment. The Company believes that the most readily available alternatives either do not adequately address the specific needs for seamless, high performance international communications between the various trading partners, or provide the required services in a suboptimal manner which is neither ideal for the customer nor cost effective for the provider.

     To date, financial trading firms have had three alternatives for addressing their exacting telecommunications demands: (i) building a private network, thereby incurring substantial development and ongoing costs while primarily providing connectivity among various locations of a single firm; (ii) utilizing the broad based common carriers' public networks, which consist of numerous non-homogeneous systems and services offered by a multiplicity of local and long distance providers in different national markets. Presently, a substantial portion of international communications, including services marketed by some of the largest telecommunications carriers are typically conducted through disparate public networks and service organizations that do not offer the quality, services, reliability or timeliness of delivery that would be available through a dedicated private network; or (iii) utilizing the public Internet, which is not well suited for critical financial services applications due to lack of reliability, limited security and the absence of a single governing authority and contact point for all matters of accountability.

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

Business Strategy

     The Company's fundamental strategy is to leverage its leading market position in voice trading systems and established customer relationships to become the preferred network services provider to the financial services community. The principal elements of the Company's business strategy include the following:

     Increase Market Share of Turret Systems on Large Trading Floors. The Company estimates that its turrets represent a majority of the total installed base of turrets in New York and London, and lower percentages in other financial centers such as Hong Kong, Tokyo and Frankfurt. Between 1994 and 1999, the Company estimates that it increased its market share in London from 24% to 57%. The Company believes that there is substantial opportunity to achieve significant increases in other financial centers by dedicating additional sales and marketing resources and by focusing on the large installation opportunities which the Company expects will continue to be created by the financial services industry expansion and consolidation trend. The Company expects to continue to increase its market share as its customers expand to new locations and standardize their technology platforms. The Company also believes it will generate substantial new sales from existing customers who upgrade their older analog turret systems with digital systems. Currently, analog systems represent less than half of the Company's installed base of turrets.

     Penetrate New Markets. The Company's turret systems have traditionally been designed as "high-end" products offering optimal performance for large trading organizations at premium prices. The Company has enjoyed strong market share among large trading organizations such as global investment banks and is now focusing on penetrating other markets. These markets include smaller broker/dealers, hedge funds and asset management companies, commodity trading operations in non-financial firms (such as energy-related companies) and regional trading organizations based in emerging markets which typically require either smaller installations or less functional capability. The Company has recently completed development of the Alliance VS/MX(TM), a turret system designed to provide a cost effective system for the smallest trading organizations. The Company believes that this product will enable it to penetrate new geographic markets in Latin America and Asia, as well as smaller trading operations in established markets.

     Leverage Existing Customer Relationships to Provide Enhanced Telecommunications Services. The Company believes it is in a strong position to provide private network services through IXnet to the financial services community by virtue of IPC's large installed base of turret systems and established relationships with many of the largest firms involved in global financial services. The Company believes its reputation for high quality service will enable it to capture portions of the telecommunications services revenue generated by these clients. A substantial portion of the total telecommunications spending by financial services firms is generated by trading operations using turret systems. In addition, the Company believes that its ability to provide fully managed turret-to-turret connectivity between users of IPC turret systems, with a single point of contact for all customer service issues, will be a competitive advantage.

     Leverage ITS Expertise. The Company intends to leverage ITS's expertise in the design, integration and installation of data networking equipment (such as routers and hubs) to provide turnkey managed data services and ongoing support of data networking equipment located at the Company's client sites. In addition, the Company intends to narrow its focus on the higher margin components of design, installation and support of LANs, WANs and data connectivity and reduce its involvement in the more competitive and lower margin cabling infrastructure projects.

     Exploit First-Mover Advantage. The Company believes that IXnet is one of the first to offer the dedicated IXnet Extranet exclusively focused on the financial services community. IXnet intends to significantly leverage its position in the marketplace by aggressively expanding its direct sales force and investing in the IXnet brand.

     Rapidly Deploy Customer Access Nodes. Adding key firms and sites to the IXnet Extranet will greatly increase its value by enabling IXnet to offer greater inter-firm connectivity. The Company believes that the addition of new customers to the IXnet Extranet will also attract new content providers to the IXnet Extranet who seek to deliver content to the expanded customer base. Similarly, the Company believes that as the number of content providers whose services are delivered over the IXnet Extranet increases, additional customers will be attracted to the expanded content of the IXnet Extranet.

     Accelerate Network Expansion. IXnet is focused on expanding the infrastructure of the IXnet Extranet to extend the addressable market, enhance reliability and increase cost efficiencies.

     Aggressively Add Content Providers and Applications to the IXnet Extranet. IXnet intends to become the best delivery vehicle for content providers who want to reach the financial services community. It will seek to accomplish this goal by remaining a content neutral delivery system and by offering content providers a cost-effective method of reaching their target market through a network gateway or by having IXnet host their content at one of its data centers.

     Accelerate Growth of IXnet by Acquisitions and Strategic Agreements. The Company's growth strategy for IXnet includes the acquisition of similar or compatible telecommunications services firms with strong financial trading community focus. The Company expects IXnet will use such acquisitions to accelerate IXnet's growth by extending its geographic reach and also to improve its margins by increasing utilization of the IXnet Extranet backbone over a broader customer base.

Products and Services

     The Company is involved in (i) the design, manufacture, installation and maintenance of voice telecommunications systems primarily for the financial trading community (including turret systems and other associated products); (ii) the design, installation and maintenance of data networks and associated cabling infrastructures through its ITS division; and (iii) the provision of voice and data telecommunications services to the financial services community through its IXnet division. These products and services represented 65.7%, 27.7% and 6.6%, respectively, for the fiscal year ended September 30, 1997, 66.5%, 21.4% and 12.1%, respectively, for the fiscal year ended September 30, 1998 and 57.3%, 21.0% and 21.7% for the fiscal year ended September 30, 1999, of the Company's consolidated revenue.

     Turret Systems

     A turret system is a sophisticated telephone system consisting of desktop consoles and backroom switching equipment, used by trading personnel requiring rapid access to multiple telephone lines. Turrets provide nearly instantaneous connection to the call recipient and a high degree of reliability. A turret system is installed in addition to, and communicates with, a company's public branch exchange ("PBX"), but has enhanced features compared to a PBX.

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

     Call Capacity. IPC's turret systems are "non-blocking," designed to allow every user to be on one or more telephone lines at the same time without call blocking or degradation of call setup speed. The Company's flagship Alliance MX TM system is designed to support up to 23,000 telephone lines in simultaneous use by up to 2,000 user positions. In sharp contrast, a typical PBX configuration accommodates only approximately 20% of users speaking at the same time.

     User Programmability and Mobility; Speed. IPC's digital turret systems allow each trader to customize his desktop configuration with personal speed dials, direct connections and associated displays, and to store the settings in the system's back room switching equipment. Traders are able to access their customized settings from any turret connected to the system, or through systems that are networked together or through an internet/intranet connection.

     The Company has historically focused on large trading organizations. The Alliance MX is designed for trading floors from 24 to over 1,000 positions. The Alliance VS/MX(TM) is designed for trading floors with between four and 24 positions. The entire MX product line utilizes similar hardware and software, has common interfacing (all of which facilitates upgrading) and can be interconnected and integrated in order to meet the requirements of customers with multiple trading floors of various sizes.

     The Company's turret systems products and services include the following:

     Large Trading Systems. The Company's flagship turret product is the Alliance MX(TM) system. Alliance MX(TM) is a fully digital proprietary system based on a fault tolerant switch which is not vulnerable to isolated component failure. Its distributed architecture design provides reliability by harnessing the computing power of multiple Sun Microsystems SPARC microprocessors throughout the system and provides rapid and easily programmable switching of voice calls. Alliance MX(TM) is designed to allow software upgradability of features and applications without major hardware upgrades. Because they are mainly software-based, such upgrades can be made quickly to enable the Company to respond rapidly to developments in the market or to a customer's specific request. The customer can maintain a continually up-to-date system by periodic upgrading of software.

     Turret Service. A significant portion of the Company's revenue from turret systems is related to post-installation service and is generated (i) under annual and long-term service contracts and (ii) from incremental sales of turrets and related equipment for moves, adds and changes ("MACs") to existing IPC trading floor installations. For fiscal year 1999, turret service revenue accounted for 36.9% of the Company's revenue from trading systems. Turret service revenue has historically been fairly stable. Following a standard one-year warranty period after installation of a turret system, a customer generally enters into an annual or multi-year service contract with the Company. These contracts typically cover full time on-site technical support by IPC technicians and on-call technical support by IPC personnel for smaller trading operations. As of September 30, 1999, the Company had over 240 technicians servicing ongoing contracts, primarily in New York and London. Revenue from MACs is generated whenever a customer adds additional trading positions to a trading floor or makes changes to the turret system configuration. MACs produce a steady and relatively predictable revenue stream for the Company.

     TradePhone MX(TM). The Company also manufactures a multi-button telephone called the TradePhone MX that is designed to operate with the MX family of turret systems. This product is targeted at trading support, sales and research personnel that have a need to communicate directly with traders. It provides connectivity to the MX system with the feature functionality of a trading turret in a scaled-down unit that is suitable for off trading floor use.

     The World Turret(TM). The World Turret is a JAVA(TM) based software application that provides traders remote access to their trading system via the internet or a corporate intranet. Using a standard PC or laptop traders are able to access all of their lines and services from any remote location. The World Turret provides traders full feature functionality and real time performance via standard voice and data connections.

     Exchangefone(TM). Exchangefone is an extremely rugged telephone specifically designed for use on exchange floors. Exchangefone uses distributed microprocessor technology to provide ease of feature customization and reduce the amount of cable required between the trading floor and backroom switching equipment.

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

     TradeSmart CTI(TM) Suite. TradeSmart CTI(TM) solutions are a strategic extension of IPC's desktop voice systems providing value-added software applications that converge voice and data applications of the trading environment. The suite of software products provides a broad range of options ranging from custom-developed applications to "shrink-wrapped" solutions.

     Other Products and Services. In order to offer a broader product line, IPC remarkets various other products, including PBX systems, and voice logging and recorder devices.

     The IXnet Extranet

     IXnet has deployed a global network infrastructure connecting financial centers worldwide. The IXnet Extranet consists of IXnet-owned switches, network operations centers ("NOCs"), points of presence ("POPs"), data centers, CANs and primarily leased fiber optic facilities.

     The IXnet Extranet utilizes a uniform equipment platform based on Newbridge network management technology, and augmented with Nortel Networks switches for enhanced voice services and Cisco routers for enhanced data services. Newbridge network access nodes and network management software are located at the POPs, while CANs are directly installed at the customer's premises. The Newbridge platform provides advanced global network management which allows for rapid provisioning and end-to-end network diagnostics from our NOCs to our customers' premises. IXnet owns two Nortel Networks digital switches located in New York and London that allow for universal availability of services, rapid provisioning of services, short call setup times and a single network management and control system. IXnet has deployed Cisco products for various network functions including core routing, distribution routing and customer premises routing. The advanced features and built-in scalability of the Cisco routers enable IXnet to offer high quality and globally advanced data services such as Liquidity and IXFrame.

     The infrastructure of the IXnet Extranet includes the following components:

     Network operations centers. IXnet has deployed NOCs in the financial districts of New York and London, each of which serves as a control center of the IXnet Extranet. Each NOC is staffed 24 hours per day, seven days per week and houses the specialized equipment necessary for managing the IXnet Extranet. The NOCs contain workstation-based software systems utilizing state of the art graphical user interfaces to provide a global view the IXnet Extranet, including all CANs worldwide. This network management system allows for the display of alarms for all network faults, testing of the network for adverse conditions, re-routing of traffic to other equipment or facilities, and remote maintenance for certain network faults. The New York NOC concentrates on the Americas and Asia, it also acts as the overall NOC for the entire IXnet Extranet. The London NOC services Europe but also acts as a backup system for the New York NOC and is capable of supporting the entire IXnet Extranet if required. IXnet plans to begin construction of a new NOC in the Asia/Pacific region in order to expand its presence.

     Points of Presence. IXnet has POPs in financial centers worldwide. POPs house the network transmission equipment required to provide all IXnet services to the financial community. A POP enables IXnet to bring the broad portfolio of services through the local high speed access facility in a prompt and cost effective manner. These POPs are built to high standards with highly reliable power supply systems, backup power capability, separate humidity control and air conditioning, raised equipment flooring, static electricity control and security, fire and other control systems. POP's are either located in facilities owned and operated by the IXnet or are co-located in other facilities through arrangements with other carriers. Equipment in the POPs may include Newbridge products for global transmission bandwidth management as well as asynchronous transfer mode switching, Nortel Networks and other voice switches and other equipment such as Stratum 1 clocking, echo cancellers, compression equipment, digital cross connections systems, test equipment and patch panels.

     Backbone facilities. In connecting POP to POP, IXnet has both leased and purchased various long haul facilities worldwide, including digital lines at various transmission speeds, such as T-1, E-1, DS-3 and STM-1. Other fiber optic facilities are leased from major international facilities-based carriers. In addition, IXnet has purchased or committed to purchase interests in or indefeasible rights of use ("IRU") on various international projects.

     Data Centers. The POPs in New York, London, and Newark, New Jersey also house Liquidity content centers. These data centers enable IXnet to host and distribute the content of various content providers. Equipment in the data centers includes Extreme Networks layer 3 switches, Bay Networks distribution routers and Cisco systems inter-data center and dial backup routers.

     Services

     IXnet services fall into three categories: voice, data and content distribution. Data services include the following:

     IXLink(TM). IXLink provides a premium end-to-end managed digital service for data transmission with bandwidth available from 64Kbps to 768Kbps. IXLink's features include end-to-end circuits which eliminate the need for multiple vendors, bandwidth on demand, simplified billing from a single worldwide service provider and shorter provisioning intervals.

     Bandwidth Resale. IXnet provides leased bulk bandwidth at speeds of 768Kbps and above for various customer applications. This is a cost effective service for customers with large bandwidth requirements.

     IXFrame(TM). IXFrame is a managed data network service using frame relay as its underlying technology and including managed customer-site routers.

     Outsourcing. IXnet provides end-to-end management of a customer's network including network services and hardware. IXnet takes complete responsibility for building, operating and maintaining the network enabling the customer to focus on their core business and avoid the cost of maintaining a network.

     Content distribution services include the following:

     Liquidity(TM). Liquidity is a turnkey managed data network service based on internet protocol technology. Liquidity provides, over a single network connection, secure and reliable delivery of time-sensitive financial information and applications, such as market data, access to institutional electronic trading systems and routing of messages such as FIX used in the electronic trading process. Standard Liquidity features include a customer-site router and network connection which is supplied, owned and managed by IXnet, as well as network performance guarantees and several levels of optional content data center hosting including complete outsourcing.

     Content Hosting. IXnet provides content hosting services that permit financial information services providers to deliver data to the desktop of the financial services community without having to invest significantly in technology, infrastructure or operations staff. The level of hosting services provided scales from simple co-location to fully outsourced network solutions.

     Voice services provided by IPC include the following:

     DigiHoot(TM). The DigiHoot hoot & holler networks are specialized open line voice conference systems utilized by trading firms to allow continuous voice contact between various trading floors. The DigiHoot service is a desktop to desktop managed solution delivered over the IXnet Extranet combined with IPC's Tradenet turret systems, known as MX turret systems, and speaker systems.

     MetroLink(TM). MetroLink is a digital private line service that connects IPC's Tradenet MX customers within a metropolitan area. IXnet serves as a single source provider of hardware and connectivity from turret to turret. Compared to the analog connections typically available in the market, MetroLink provides faster circuit provisioning, end-to-end managed digital connectivity, reduced installation cost and rapid circuit reconfigurations at a competitive price.

     TraderConnect(TM). TraderConnect service is provided in connection with the turret systems division for a fully integrated solution. As part of this service, MX turret systems are located in the POP. TraderConnect enables a customer to utilize the features of the turret system remotely and also access IXnet's various network services.

     IXGlobal(TM). IXGlobal is IXnet's on-net switched voice service. It provides a seamless international virtual private voice network service to the financial services community over a uniform switching platform. Because IXnet provides end-to-end connectivity among all IXnet subscribers, it is able to provide the same high performance characteristics presently available only on dedicated private networks. Features of IXGlobal include: preferential and competitive pricing for on-net calls to IXnet subscribers, fast call completion and advanced features including caller name and ID, abbreviated dialing plans and customized billing formats.

     IXPrime(TM). IXPrime is the off-network switched voice service. Features of IXPrime include switched or dedicated originating access and flat rate pricing for calls.

     ITS

     The Company's ITS division provides cabling infrastructure, design, implementation and maintenance services for high speed data networks, including LANs and WANs, with a primary focus on the financial trading community. This business line includes four major product and service areas: value-added services, networking products, cabling infrastructure and network maintenance and support. Customers purchase these products and services, which are cross-marketed with IPC's turret systems, on a stand-alone basis or in bundled combinations. Most of the Company's fiscal 1999 ITS revenue was from jobs performed in the New York City metropolitan area. In addition, ITS has a core group of highly skilled project managers and design engineers who are dispatched to manage installation projects elsewhere.

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

     Network Maintenance and Support. The Company offers a broad line of post-installation maintenance and support services to customers for MACs or as part of a long-term technical services contract. These contracts provide customers with access to a wide range of IPC technical and operational resources, including network engineering analysis, on-site technical support, help desk support, user training and network reconfiguration.

Sales and Marketing

     IPC uses a team approach to sales and account management across its lines of business. Customers are assigned a multi-disciplinary sales/service team (except where turret systems are marketed through distributors) in order to leverage IPC's existing extensive customer relationships, to present a unified Company approach and to coordinate service offerings. IPC's sales efforts are organized on an international basis in order to promote relationships with and provide enhanced service to customers who have significant international operations. This is a departure from the historical location-by-location and project-by-project approach taken by turret vendors and service providers and reflects the consolidation trend in the financial trading community and customers' preference to utilize common technology and services throughout their organizations. The Company presently markets its turret and ITS products and services domestically and in key international financial centers. This is accomplished through a combination of distribution channels including both direct and distributor sales.

     The Company employed 41 direct sales representatives for its turret systems and ITS products and services as of September 30, 1999, in sales offices and service locations in:

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


     The Company also has installations through its distributors for its turret systems in the following countries:

        Argentina               India                  Philippines
        Australia               Indonesia              Russia
        Austria                 Ireland                Singapore
        Belgium                 Italy                  Spain
        Brazil                  Japan                  South Africa
        Chile                   Korea                  Sweeden
        Denmark                 Kuwait                 Switzerland
        Finland                 Luxenburg              Taiwan
        France                  Malaysia               Thailand
        Germany                 Mexico                 Turkey
        Greece                  New Zealand            Venezuela
        Holland


     These distributors receive extensive training from the Company, are qualified in turret sales and maintenance, and provide qualified systems engineers to support customers.

     IXnet services are marketed and sold by experienced network sales professionals dedicated to the IXnet service offering. As of September 30, 1999, IXnet had a total of 42 network sales professionals worldwide, in the United States, the United Kingdom, Canada, Australia, Japan, Singapore and Hong Kong. The Company intends to add sales professionals as its expansion continues. The Company also sells IXnet services through agents in selected international markets.

     Non-U.S. markets are important to the Company. The following table shows the approximate distribution of the Company's consolidated revenue for the fiscal years indicated:


Region
                                                     For the Years Ended
                                                -------------------------------
                                                   1999       1998       1997
                                                -------------------------------
North America................................       71%        71%       76%
Europe.......................................       22         24        19
Asia/Pacific and other.......................        7          5         5
                                                -------------------------------
     Total...................................      100%       100%      100%
                                                ===============================

     For risks of foreign operations, see Item 7A - Quantitative and Qualitative Disclosure About Market Risk. Additionally, for further financial information regarding the Company's operating units, see the financial statements included in Item 8 - Financial Statements and Supplemental Data.

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

Customers

     The Company's customers are concentrated primarily in the financial services community which includes securities and investment banking firms, merchant and commercial banks, interdealer brokers, and foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company also provides equipment and services to commodity trading operations in non-financial firms (such as energy-related companies). Historically, most of the Company's consolidated revenue has been derived from sales to customers in the financial services community. In fiscal 1999, 1998 and 1997, no single customer accounted for more than 10% of the Company's consolidated revenues.

Backlog

     The Company's trading systems and ITS segments had a backlog of purchase contracts representing future revenue amounting to approximately $52.4 million, $61.1 million and $53.4 million as of September 30, 1999, 1998 and 1997, respectively. Due to the size and lead time of orders, which can vary substantially, and because the Company recognizes revenue upon the completion of an installation, the amount of backlog at any date may not be indicative of actual sales for any subsequent period. The Company's backlog includes only orders for new installations and does not reflect annual or multi-year service contracts or orders for the reconfiguration, alteration or expansion of existing systems, as such orders are normally completed within one month. The Company's backlog will be impacted by a recently signed contract with Citigroup to install the new Alliance MX in over 1,150 positions in their new London office. See,
Item 13 "Certain  Relationships and Related Transactions."

Research and Development

     IPC's Alliance MX(TM) product family is recognized within the financial trading community as providing a high standard of reliability, performance and functionality. IPC works closely with its customers to understand their future requirements and invests in research and development to ensure its products address customer needs. For the fiscal years ended September 30, 1999, 1998 and 1997, the Company recorded expenses of $9.8 million, $8.3 million and $8.5 million, respectively, on research and development. Such amounts are predominantly related to the continued development of the Alliance MX(TM) family as well as in developing its next generation of voice-based trading system products. Additions to the Alliance MX(TM) product line include the Alliance VS/MX(TM) System and computer telephony integration platforms and applications. At September 30, 1999, the Company employed 169 persons in the area of research, development and product engineering.

     In addition to developing new MX turret system features and functionality, IPC intends to strongly emphasize product integration of the MX product line with the IXnet Extranet. This integration is intended to remove the traditional boundaries between internal turret systems and external telecommunications networks.

     Interoperability and integration of traders' desktop systems will remain a strategic focus. IPC intends to utilize its core competencies in call processing, Computer Telephony Integration ("CTI") and fault tolerant switching to provide solutions which meet the evolving needs of its customers.

Manufacturing

     The Company manufactures its turret system products at an 85,000 square-foot owned service center facility in Westbrook, Connecticut. The facility houses assembly lines, repair facilities, inventory, a training center and various support functions, including production scheduling, purchasing and quality assurance personnel. The Company's management believes that the facility and its resources are capable of handling expected demand for the foreseeable future.

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

     Direct competitors to IPC in the ITS business are numerous due to the highly fragmented nature of the data networking market. Although a number of companies compete for parts of what the Company includes in its customer solutions (for example, cable installation), management believes that its expertise and capability to support the full range of data network design and installation requirements of large national and international customers enable it to compete effectively in this market.

     Competition for IXnet varies geographically and by service offerings.
IXnet competes with and expects continued competition from five major catagories of business: (1) large interexchange carriers and partnerships (MCI WorldCom Inc., Cable & Wireless plc, Global One and the AT&T/British Telecommunications plc venture); (2) specific product competitors and other communications companies (EQUANT N.V., Infonet Services Corporation and GTE Internetworking);
(3) common carriers (British Telecommunications plc, France Telecom and the former Bell Operating Companies); (4) content providers (Bloomberg L.P., Bridge Information Systems, Inc. and Reuters Holdings Plc); and (5) resellers (Business Networks International, Inc., Sector, Inc., and WESTCom Corp.). Competition is based on many elements depending on the specific competitor.

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

     The second is a trend toward the emergence of competition in many foreign markets, allowing international carriers to transmit traffic without paying artificially high prices to monopoly carriers. This competition has put price pressure on some telecommunication services. The Company believes its focus on the specific needs of the financial trading community with tailored services will help it mitigate the effect of this price pressure, while the increasing competition among international carriers will continue to drive down the wholesale prices of long haul transport capacity.

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

     In addition to competing with the alliances, the Company also competes with many additional carriers which provide service in single or multiple markets, including Cable & Wireless plc, MCI Worldcom, Inc., Kokusai Denshin Denwa Co. Ltd. (KDD), France Telecom and Hong Kong Telecom Ltd.

     The Company believes that it has certain competitive advantages over existing carriers and the developing alliances, including its network design and its strategic focus on the financial trading community. The IXnet Extranet is designed to meet the specific performance requirements of the financial services community. This single market focus, the Company's ability to integrate its products and services and the imbedding of intelligent applications in the IXnet Extranet allow the Company to provide comprehensive single source solutions for its customers which translates into a competitive advantage.

Regulatory Environment

     The telecommunications services that the Company provides must be structured to comply with the laws and regulations of national, state and local government agencies in countries it serves. The primary regulatory policy of the United States in this area is to promote effective competition in the United States telecommunications service market, including the market for international services. The United States government has advocated that competitive international markets will provide incentives for further market entry both in the United States and foreign markets. Many other countries are also moving toward the implementation of competitive market structures.

 United States Regulatory Considerations

     For domestic telecommunication services in the United States, the FCC and state public utility commissions have direct jurisdiction, granted by statute, over all aspects of the Company's telecommunications service offerings. With international traffic, however, the United States regulatory structure is limited to the origination or termination of telecommunications services in the United States. As a result, the United States and each foreign country share jurisdiction over policies and regulations controlling international telecommunications services between the two. Thus, the United States cannot unilaterally implement a regulatory policy for international telecommunications, thereby limiting the impact a domestic statute, such as the Telecommunications Act, can have in developing a new structure for international telecommunications.

     In the United States, the Company's telecommunications services are subject to the Communications Act of 1934, as amended by various statutes, including the Telecommunications Act and the FCC's regulations promulgated thereunder, as well as the applicable laws and regulations of the various states as administered by the relevant public utility commissions. The recent trend in the United States, for both federal and state regulation of telecommunications service providers, has been in the direction of reduced regulation. Despite recent trends toward deregulation, the FCC and relevant public utility commissions continue to exercise extensive authority to regulate ownership of transmission facilities, telecommunications services and the terms and conditions under which the Company's services are provided. In addition, the Company is required by federal and state laws and regulations to file tariffs listing the rates, terms and conditions of the telecommunications services it provides. Any failure to maintain proper federal and state tariffs or certification or any finding by the federal or state agencies that the Company is not operating under permissible terms and conditions may result in an enforcement action or investigation, either of which could have a material adverse effect on the Company's business.

     The Company currently holds several FCC authorizations for telecommunications services. These authorizations permit it to acquire interests in submarine cable and international satellite facilities previously authorized by the FCC. The Company can also resell private lines that are not interconnected to the public switched telephone network for communication services between the United States and all other countries, other than those listed on the FCC's exclusion list published from time to time and offer switched service by the use of private lines interconnected to the public switched telephone network for service between the United States and a number of approved countries.

     State public utility commissions exercise jurisdiction over intrastate services which are communications that originate and terminate in the same state. The Company holds a certificate of public convenience and necessity to resell forms of telephone service within New York State and have the appropriate authority to offer intrastate service in a number of other states.

     Regulatory requirements pertinent to operations have recently changed and will continue to change as a result of the World Trade Organization Basic Telecommunication Agreement, federal legislation, court decisions, and new and revised policies of the FCC and public utility commissions. In particular, the FCC continues to refine its international service rules to promote competition, reflect and encourage liberalization in foreign countries. To the extent the FCC is successful in this endeavor, a more competitive environment for international telecommunications services is likely to develop. This may increase competition and alter the Company's ability to compete with other service providers. It also may impact its ability to provide certain services, or introduce new services. The impact on operations of any changes in applicable regulatory requirements cannot be predicted. As the regulatory regimes change in the United States and elsewhere, our authorizations also may need to be adjusted.

 International Regulatory Considerations

     Significant liberalization of telecommunications regulation in a number of countries has provided the Company with greater flexibility to obtain authorizations to provide service. The specific licensing approach or regulation of services has differed from country-to-country depending on the status of deregulation and the development of competition in each country.

     Canada. The Company was recently granted a Class A license in Canada that allows it to provide international telecommunications services to the public in Canada and operate telecommunications facilities used in transporting basic telecommunications service traffic between Canada and another country.

     United Kingdom. The United Kingdom generally permits competition in all sectors of the telecommunications market, subject to licensing requirements and license conditions. Individual licenses are required for the provision of facilities-based services and for the resale of leased lines. The Company's subsidiary holds both an International Facilities Based Telecommunications License and International Simple Voice Resale licenses in the United Kingdom. The International Facilities Based Telecommunication License entitles the Company to acquire indefeasible rights of use on international satellites and submarine cable systems, to resell international private lines, as well as interconnect with, and lease capacity at, wholesale rates from, facility-based carriers. The International Simple Voice Resale license allows the Company to resell international private lines, as well as interconnect with, and obtain capacity at wholesale rates from facility-based carriers.

     Other European Union Countries. Prior to January 1, 1998, a majority of the European Union ("EU"), countries maintained the position that all or most telecommunications services were under the exclusive jurisdiction of state-sanctioned monopolies. Under that regulatory regime, provision of many competitive telecommunications services was strictly limited to particular services or banned to preserve the privileged position of the state-sanctioned monopoly. Effective January 1, 1998, the EU required that member states liberalize their telecommunications regulations to permit the introduction of competition in all sectors of the telecommunications market. Nonetheless, the Company initiated service prior to these reforms. In some cases, it was able to take advantage of a special status granted to closed user groups. Closed user groups are communities of interest that are common among a company and its subsidiaries or group of companies. The EU definition of closed user groups looks to see if the link between the members of the group is a common business activity. The Company and its subsidiaries fit the definition of closed user groups in several countries. In addition, in several EU countries, the Company structured its service offerings to not require interconnection to the local public switched telephone network. Based on closed user groups status and/or lack of interconnection to the public switched network, the Company has been granted licenses in Belgium, Ireland and Italy to provide voice and data services to closed user groups. Additionally, its subsidiaries are able to operate in France, Germany and the Netherlands without the need for licenses in these countries. In these cases, the Company provides private line and virtual private network voice services and a full range of data services.

  Switzerland. Although Switzerland is not part of the EU, it has followed the EU's market liberalization approach. Even prior to the January 1, 1998 opening of the Swiss telecommunications market, the Company, through its subsidiaries, have been able to provide private line and virtual private network voice services and a full range of data services in Switzerland due to the Company's status as a closed user group and our lack of interconnection to the Swiss public switched telephone network.

  Japan. In January 1997, the Japanese Ministry of Post & Telephone granted the Company's Japanese subsidiary a Special Type II telecommunications carrier license. This license allows it to provide virtual private network and private line voice services, data transmission services, image transmission services, packet switched data transmission and managed digital network services. In October 1999, the Japanese Ministry of Post and Telephone granted the Company's new Japanese subsidiary a Type I telecommunications license. This allows it to own facilities in Japan as well as to land international facilities using submarine cable systems either as original owner or purchaser of IRU's.

  Hong Kong. In June 1997, the Company's subsidiary received from the Hong Kong Government Office of the Telecommunications Authority a Virtual Private Network ("VPN") license for the provision of virtual private network services. This license allows it to provide virtual private network services for customers for the purpose of carrying out telecommunications between companies involved in the financial services industry. This year that license was converted into a Public Non-exclusive Telecommunications Services (PNETS) license for external telecommunications services. Many of the restrictions imposed on the VPN license were liberalized in the granting of the PNETS license.

  Singapore. In October 1997, the Telecommunications Authority of Singapore granted the Company's Singapore subsidiary a license to operate a network in Singapore for closed user groups of entities actively involved in the financial services industry for the provision of data services including bandwidth on demand, frame relay, ATM, and multi-protocol transport services. It is currently operating under that license and have now received permission to apply for an expansion of that license to include voice services. The Company also holds a license to provide Intracompany voice and data services in Singapore.

  Brazil. In April 1998, the Brazilian Agencia Nacional de Telecomunicacoes ("Anatel") granted the Company's Brazilian subsidiary a Limited License to offer specialized limited telecommunications services to and from Brazil. This license allows it to provide virtual private network and private line voice and data services to closed user groups.

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

Intellectual Property

     The Company relies on a combination of patents, trade secrets, trademarks, copyrights and other intellectual property law, nondisclosure agreements and other protective measures to protect its proprietary rights. The Company currently has 18 United States patents, including design patents, for its technologies whose renewal deadline ranges from April 7, 2002 to February 9, 2016. The Company also relies on unpatented know-how and trade secrets and employs various methods, including confidentiality agreements with employees and consultants, to protect its trade secrets and know-how. The Company also may desire to develop, produce and market commercially viable new products, such as personal communications systems, that may require new or renewed licenses from others.

Employees

     As of September 30, 1999, the Company had 925 full-time, non-union employees worldwide, including 695 in the United States, 195 in the United Kingdom, 10 in Canada, 2 in France, 17 in Hong Kong, 5 in Japan and 1 in Switzerland. Of these, 112 were engaged in marketing and sales, 169 in research, development and product engineering, 367 in branch operations, finance and corporate administration, 110 in manufacturing and 167 in operations.

     An additional 411 United States workers are represented by collective bargaining units at September 30, 1999 including 361 within the New York metropolitan area provided under labor pooling agreements between the Company and two of its former affiliates. Contracts with unions are negotiated every three years. The next contract negotiation is in June 2001. The Company has never experienced a work stoppage. Management believes that current relations with labor are good and that existing union contracts will be renewed.

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

ITEM 2.  PROPERTIES
         ----------

     During 1997, the Company purchased its service center facility in Westbrook, Connecticut and related land for approximately $2.5 million. Additionally, the Company leases its executive offices and network switching facilities in New York City and London, its research and development facility in Fairfield, Connecticut and its branch offices and sales offices in the United States, Canada, Hong Kong, Japan, France, Switzerland, Germany, Australia and the United Kingdom. The Company believes that its current facilities are adequate for its near-term requirements and does not anticipate the need for significant expansion in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------


  Except for claims and lawsuits arising in the normal course of business and the licence and regulatory proceedings described under Business - Regulatory Environment, IPC and its subsidiaries are not involved in any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           -------------------------------------------------
           STOCKHOLDER MATTERS.
           --------------------

     Effective June 7, 1998 the Company's common stock became listed on the American Stock Exchange, trading under the symbol IPI. On May 29, 1998 the Company declared a two-for-one stock split effected in the form of a 100% stock dividend (the "Stock Dividend"). The Stock Dividend was distributed on June 24, 1998 to holders of record on June 10, 1998. As a result, the number of shares increased from 4,038,094 shares (the number of shares issued and outstanding subsequent to the Merger) to 8,076,188 shares. All stock data below is stated to reflect the Stock Dividend.

                                                      For the year ended September 30,
                                       ---------------------------------------------------------------

                                                    1999                               1998
                                       ---------------------------         ---------------------------
                                          High              Low               High             Low
                                       ----------        ---------         ----------       ----------
First Quarter                          7                 4 3/4             12 3/16             8
Second Quarter                         21 1/2            5 7/8             10 7/16             9 7/8
Third Quarter                          70 1/16           20                13 1/2              9 9/16
Fourth Quarter                         74                38                11 3/4              6 7/8

      On November 30, 1999, the closing sales price per share of the Company's Common Stock was $59 5/8.

      There were 65 holders of record of the Company's Common Stock at the close of business on November 30, 1999. Such number does not include stockholders who beneficially own shares held in street name by brokers, but does include such brokers.

      To date, the Company has not paid any cash dividends to its stockholders. Any future payment of cash dividends will depend upon the Company's earnings and financial condition, capital requirements and other relevant factors. The Company is restricted regarding the payment of cash dividends by its Senior Note Indenture as well as its Revolving Credit Facility and does not intend to pay cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA (unaudited)
  (Amounts in thousands, except per share amounts)

                                                                         Year Ended September 30,   (5)
                                                         ----------------------------------------------------------
                                                              1999       1998 (1)     1997        1996       1995
                                                         ----------------------------------------------------------
Statement of Operations Data:
Revenues.................................................  $ 339,192     $295,817   $270,058   $ 249,508   $206,254
Gross profit (excluding depreciation and amortization)...    107,951      106,759     74,761      75,269     63,705
Selling, general and administrative expense..............     58,047       53,345     48,100      38,528     28,326
Research and development expense.........................      9,786        8,276      8,490      10,512      9,512
Depreciation & amortization..............................     30,110       15,690      8,630       6,021      3,840
Stock compensation charge................................      9,079           --         --          --         --
Change in control expense................................         --       10,640         --          --         --
Income from operations...................................        929       18,808      9,541      20,208     22,027
Interest income (expense) net............................    (27,263)     (10,337)    (1,844)       (678)       233
Net (loss) income........................................   ($32,456)    $  2,278   $  3,834   $  12,129   $ 13,267
Basic (loss) earnings per share (4)......................     ($3.97)       $0.14      $0.18       $0.57      $0.63
Basic weighted average shares outstanding (4)............      8,172       15,774     21,328      21,180     21,012
Diluted (loss) earnings per share (4)....................     ($3.97)       $0.14      $0.18       $0.57      $0.63
Diluted weighted average shares outstanding (4)..........      8,172       15,941     21,408      21,230     21,012

Statement of Cash Flows Data:
Net cash provided by (used in) operating activities......  $  12,313     $ 46,762   $ 24,681    ($14,737)  $  7,343
Net cash used in investing activities....................   (124,272)     (25,828)   (15,009)    (12,737)    (8,506)
Net cash provided by (used in) financing activities......    127,882        6,344    (10,043)     13,785     14,337

Other Data:
EBITDA (2)(3)............................................     40,118       45,138     18,171      26,229     25,867
                                                                                   September 30,
                                                         ----------------------------------------------------------------
Balance Sheet Data:                                           1999         1998         1997        1996         1995
                                                         ----------------------------------------------------------------
Cash and cash equivalents................................   $ 43,946      $ 28,084     $  1,465     $  2,306     $ 15,786
Marketable securities....................................     54,857            --           --           --           --
Working capital..........................................     88,807        51,136       46,398       50,807       46,851
Total assets.............................................    413,209       241,642      158,897      141,877      128,036
Long-term debt, net of current portion...................    227,584       188,223        2,133           --           --
Capital lease obligations................................     21,916        16,952       13,323        4,369           --
Minority Interest........................................     25,828            --           --           --           --
Stockholders' equity (deficit)...........................       (379)      (66,541)      77,628       71,715       58,504
Book value (deficit) per share...........................     ($0.04)       ($8.24)       $3.63        $3.38        $2.78
Shares issued and outstanding (4)........................      8,577         8,076       21,380       21,236       21,044
---------------------------------------------------------

(1) On April 30, 1998 the Company merged with AAC (see `Management Discussion and Analysis of Financial Condition and Results of Operations'). This Merger was accounted for as a leveraged recapitalization. Accordingly, the historical cost basis of the Company's assets and liabilities has not been impacted by the Merger.

(2) EBITDA consists of income from operations before depreciation and amortization. For fiscal year 1998, the Company excluded from the calculation $10.6 million of non recurring change in control expense from the Merger and for fiscal year 1999, the Company excluded from the calculation the $9.1 million of stock compensation charge. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not calculated under US GAAP and is not necessarily comparable to similarly titled measures of other companies. The Company's EBITDA will not necessarily all be available to pay its interest expense due to limitations beginning in fiscal year 1998 on the Company's ability to utilize foreign tax credits and net operating losses for federal income tax purposes, for certain state income tax purposes (including New York State, where a substantial portion of the Company's revenues and net income have been generated) and its inability to deduct the losses of IXnet which have been material to the income of its other operations.

(3) The Company's EBITDA has been reduced by $20.8 million, $13.3 million, $9.6 million, $4.4 million for the fiscal years ended September 30, 1999, 1998, 1997 and 1996, respectively, related to the operations of IXnet.

(4) In fiscal year 1998, the company declared a two-for-one stock split effected in the form of a 100% stock dividend. All prior period share information has been restated for the stock split.

(5) Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS (unaudited)

The following tables set forth certain statements of operations data and its percentage to total revenues for the periods indicated:


                                                                                       For the year ended September 30,
                                                                                  ----------------------------------------------

(Dollar amounts in thousands)                                                         1999             1998            1997
-----------------------------------------------------------------------------     --------------    -----------    -------------

Revenue:
Turret sales and installation ..................................................   $  122,836      $  133,233      $  122,493
Turret service .................................................................       71,734          63,592          55,146
Information Transport Systems sales, installation and service ..................       71,113          63,309          74,746
Network services ...............................................................       73,509          35,683          17,673
                                                                                   ----------      ----------      ----------
     Total revenue .............................................................      339,192         295,817         270,058
Cost of revenue (excluding depreciation and amortization) ......................      231,241         189,058         195,297
                                                                                   ----------      ----------      ----------
     Gross profit...............................................................      107,951         106,759          74,761
Research and development expenses ..............................................        9,786           8,276           8,490
Selling, general and administrative expenses....................................       58,047          53,345          48,100
Depreciation & amortization expense.............................................       30,110          15,690           8,630
Stock compensation charge.......................................................        9,079            --              --
Change in control expense.......................................................          --           10,640            --
                                                                                   ----------      ----------      ----------
     Income from operations ....................................................          929          18,808           9,541
Interest expense, net...........................................................      (27,263)        (10,337)         (1,844)
Other income/(expense), net ....................................................          451              (2)            417
                                                                                   ----------      ----------      ----------
(Loss) Income before provision for income taxes and minority interest ..........      (25,883)          8,469           8,114
Provision for income taxes .....................................................        7,968           6,191           4,280
                                                                                   ----------      ----------      ----------
(Loss) Income before minority interest..........................................      (33,851)          2,278           3,834
Minority interest...............................................................        1,395            --              --
                                                                                   ----------      ----------      ----------
     Net (loss) income .........................................................   $ ( 32,456)     $    2,278      $    3,834
                                                                                   ==========      ==========      ==========

Revenue:
Turret sales and installation ..................................................         36.2%           45.0%           45.4
Turret service .................................................................         21.1            21.5            20.4
Information Transport Systems sales, installation and service ..................         21.0            21.4            27.7
Network services ...............................................................         21.7            12.1             6.5
                                                                                   ----------      ----------      ----------
     Total revenue .............................................................        100.0           100.0           100.0
Cost of revenue (excluding depreciation and amortization) ......................         68.2            63.9            72.3
                                                                                   ----------      ----------      ----------
     Gross profit...............................................................         31.8            36.1            27.7
Research and development expenses ..............................................          2.9             2.8             3.2
Selling, general and administrative expenses....................................         17.1            18.0            17.8
Depreciation & amortization expense.............................................          8.9             5.3             3.2
Stock compensation charge.......................................................          2.6              --              --
Change in control expense.......................................................           --             3.6              --
                                                                                   ----------      ----------      ----------
     Income from operations ....................................................          0.3             6.4             3.5
Gain on renegotiation of lease obligation on vacant facilities .................         (8.0)           (3.5)           (0.7)
Other income/(expense), net ....................................................          0.1            (0.0)            0.2
                                                                                   ----------      ----------      ----------
(Loss) Income before provision for income taxes and minority interest ..........         (7.6)            2.9             3.0
Provision for income taxes .....................................................          2.4             2.1             1.6
                                                                                   ----------      ----------      ----------
(Loss) Income before minority interest..........................................        (10.0)            0.8             1.4
Minority interest...............................................................          0.4              --              --
                                                                                   ----------      ----------      ----------
     Net (loss) income .........................................................         (9.6)%           0.8%            1.4%
                                                                                   ==========      ==========      ==========

     General

     The following discussion and analysis is based upon the consolidated financial statements of the Company contained in and attached to this Form 10-K and should be read in conjunction with such consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

     Overview

     IPC is the leading provider of integrated telecommunications equipment and services that facilitate the execution of transactions by the worldwide financial services community. These transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services turret systems which provide desktop access to time-sensitive communications and data. In addition, through its subsidiary, IXnet, the Company operates the IXnet Extranet, providing a variety of voice, data and content distribution services specifically designed to meet the specialized communications requirements of the financial services community. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial sector.

     IPC became the holding company for IPC Information Systems effective May 21, 1999 through a merger. Following the merger, IPC represented the same consolidated financial position as IPC Information Systems prior to the merger. Accordingly, the consolidated financial statements included in this Form 10-K reflect the operations of IPC Information Systems and its subsidiaries through May 20, 1999 and of IPC thereafter.

     The Company's operations include trading systems, ITS and network services. Trading systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from MACs to existing turret system installations as "Service." ITS reports revenue from design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation". It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." IXnet reports revenue from sales of voice, data and content distribution services. The revenue derived from the use of the IXnet Extranet is reported as "Service."

     Revenue from trading systems and ITS sales and related installation is recognized upon completion of the installation, except for revenue from sales of turret products to distributors, which is recognized upon shipment by IPC. Invoices representing progress payments on direct product sales are submitted during various stages of the installation. The revenue attributable to such advance payments is deferred until system installation is completed. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from MACs to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from IXnet Extranet services are recognized in the month the service is provided and related installation revenue is deferred and recognized ratably over the average contract term Bandwidth and switched voice charges are billed and recognized monthly based on customer usage. All other revenues are billed and recognized monthly based on flat-rate monthly charges.

     Cost of revenue for turret systems and ITS includes material and labor associated with the installation of a project or the service performed. Cost of revenue for IXnet Extranet services includes charges from carriers for bandwidth associated with such service revenue and network operations expense.

     Due to the substantial sales price of the Company's large turret and ITS installations and the Company's recognition of revenue only upon completion of installations, revenue and operating results may fluctuate from period to period. However, the Company's service business generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations (as a percentage of total revenue) could be somewhat diminished in the future as the Company's service business expands.

     On April 30, 1998, Arizona Acquisition Corp. was merged into IPC Information Systems. Under the terms of the Merger, subject to dissenters' rights, each share of common stock of IPC Information Systems was converted at the election of the holder thereof into either (i) the right to receive $10.50 in cash (on a post split basis) or (ii) the right to retain one share of common stock of the surviving corporation. In connection with the Merger, IPC Information Systems issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of 10 7/8% Senior Discount Notes due 2008. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC, whose membership interests were owned by Citicorp Venture Capital, Ltd. and certain private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. (now known as Allegra Capital Partners III, L.P.). The Merger was accounted for as a leveraged recapitalization. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

Results of Operations

Comparison of the Year Ended September 30, 1999 ("FY 1999") to the Year Ended September 30, 1998 ("FY 1998")

     Revenue. Total revenue increased by $43.4 million or 14.7% to $339.2 million in the FY 1999 from $295.8 million in the FY 1998.

     Turret installation and related service revenue decreased by $2.2 million or 1.1% to $194.6 million in the FY 1999 from $196.8 million in the FY 1998.

     New turret installation projects decreased by $10.4 million or 7.8% to $122.8 million in the FY 1999 from $133.2 million in FY 1998. Revenues in FY 1998 included the completion of one large installation project for $10.1 million. There were no new installations of comparable size in the current year.

     Turret service revenue increased by $8.1 million or 12.7% in FY 1999 to $71.7 million from $63.6 million in FY 1998. Higher service revenue for the current fiscal year is principally due to the Company's expanding customer base as well as additional service revenue of $5.7 million resulting from the acquisitions of RVS and V-Band.

     Revenue from ITS sales and related service increased by $7.8 million or 12.3% to $71.1 million in FY 1999 from $63.3 in FY 1998.

     New ITS installation projects increased by $15.3 million or 38.2% to $55.4 million in FY 1999 as compared to $40.1 million in FY 1998. The increase was primarily due to the higher volume of large installation projects completed during FY 1999 as compared with FY 1998.

     ITS Service-related revenue decreased by $7.5 million or 32.3% to $15.7 million in FY 1999 as compared to $23.2 million in FY 1998. The decrease was due to one major MAC contract winding down in the first quarter of FY 1999.

     Revenue from network services increased by $37.8 million, or 105.9% to $73.5 million in FY 1999 from $35.7 million in FY 1998. The increase is related to the growing customer base and increased customer utilization of the IXnet Extranet. Of this increase, $22.7 million related to revenues from Saturn, which was acquired in December 1998.

     Cost of Revenue (excluding depreciation and amortization shown separately). Cost of revenue excluding depreciation and amortization (as a percentage of revenue) of 68.2% in FY 1999 increased by 4.3% as compared to 63.9% in FY 1998.

     Product sales and installation cost of revenue (excluding depreciation and amortization shown separately) for FY 1999 was 58.3%, fairly consistent with 57.7% in FY 1998.

     Service cost of revenue (excluding depreciation and amortization shown separately) for FY 1999 was 79.1% as compared to 72.7% in FY 1998. This increase is primarily related to expanded network buildout ahead of revenue in anticipation of future growth.

     Research and Development Expenses. Research and development expenses were $9.8 million for FY 1999, an increase of $1.5 million as compared to $8.3 million for FY 1998. Research and development efforts are focused on the next generation of trading systems products, the integration of the Tradenet MX and the Alliance MX turret with the IXnet Extranet as well as enhancements to our current product lines to sustain the Company's leadership in voice based trading systems products.

     Stock Compensation Charge. During FY 1999, IXnet recorded a non-cash deferred stock compensation charge of approximately $26.4 million representing the difference between the exercise price and the deemed fair value of IXnet's common stock at date of grant. Approximately $9.1 million was amortized in FY 1999. The remaining amount will be amortized over the vesting period of the stock options, which is approximately four years.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased by $4.7 million, or 8.8%, to $58.0 million in FY 1999 from $53.3 million in FY 1998 primarily due to the expansion of the IXnet Extranet, partially offset by a decrease in S,G&A relating to trading systems and ITS. The Company intends to continue to invest in the IXnet Extranet. As the Company deploys this network, the Company anticipates that S,G&A expenses will continue to increase. These expenses may be incurred prior to the realization of anticipated related revenue.

  Depreciation and Amortization. Depreciation and amortization, including amortization of goodwill from acquisitions in FY 1999 was $30.1 million as compared to $15.7 million in FY 1998. The increase of $14.4 million is primarily due to the increases in property, plant and equipment in connection with expanding IXnet's network and amortization of goodwill associated with the acquisition of MXNet in the second quarter of the prior year and the acquisitions of Saturn and RVS in the first quarter and of V-Band in the third quarter of the current year.

     Interest Expense, net. Interest expense, net increased by $17.0 million to $27.3 million for FY 1999 from $10.3 million for FY 1998. This increase was primarily due to the accretion of a full year of interest expense associated with the issuance of the Notes and related amortization of debt issuance costs aggregating $23.1 million. Total interest expense included in net interest is $27.4 million in FY 1999 as compared to $11.1 million in FY 1998.

     Provision for Income Taxes. The provision for income taxes was $8.0 million for FY 1999 compared to $6.2 million in FY 1998. The provision is related to a limitation on the Company's ability to utilize foreign tax credits to offset taxes paid outside of the United States and IXnet's losses during 1999 for which the Company is not able to receive certain federal and state statutory tax benefits.

     Minority Interest. Minority interest of $1.4 million represents the portion of the net loss of IXnet attributable to minority shareholders.

Comparison of the Year Ended September 30, 1998 ("FY 1998") to the Year Ended September 30, 1997 ("FY 1997")

     Revenue. Total revenue increased by $25.8 million or 9.6% to $295.8 million in the FY 1998 from $270.0 million in the FY 1997.

     Turret installation and related service revenue increased by $19.2 million or 10.8% to $196.8 million in the FY 1998 from $177.6 million in the FY 1997.

     New turret installation projects increased by $10.7 million to $133.2 million in the FY1998 from $122.5 million in FY 1997. The increase is related to higher volume of completed projects, principally involving the Company's digital Tradenet MX(R) product, completed and recognized as revenue in FY 1998 as compared to FY 1997.

     Turret service revenue increased by $8.5 million in FY 1998 to $63.6 million from $55.1 million in FY 1997. Higher service revenue for the current fiscal year is principally due to the Company's expanding customer base.

     Revenue from ITS sales and related service decreased by $11.4 million or 15.3% to $63.3 million in FY 1998 from $74.7 in FY 1997.

     New ITS installation projects decreased by $17.4 million to $40.1 million in FY 1998 as compared to $57.5 million in FY 1997. Partially offsetting this decrease, was an increase in FY 1998 in service related revenue of $5.9 million to $23.2 million as compared to $17.3 million in FY 1997. The decrease in sales of new installation projects is related to the Company narrowing its focus to projects with higher profit margins which typically are a lower revenue value per project.

     Revenue from network services increased by $18.0 million, or 101.7% to $35.7 million in FY 1998 from $17.7 million in FY 1997. The increase is related to the growing customer base and increased customer utilization of the IXnet Extranet. The IXnet revenue run rate (annualized recurring revenue for the month ended September 30, 1998) was $43.2 million, an increase of 74.2% as compared with $24.8 million for September 1997.

     Cost of Revenue (excluding depreciation and amortization shown separately). Cost of revenue excluding depreciation and amortization shown separately of 63.9% (as a percentage of revenue) in FY 1998 decreased as compared to 72.3% in FY 1997.

     Product sales and installation cost of revenue (excluding depreciation and amortization shown separately) for FY 1998 was 57.7% (as a percentage of product sales and installation revenue) which decreased as compared to 70.4% in FY 1997. The lower cost of product revenue excluding depreciation and amortization shown separately is primarily related to an increased percentage of turret installation revenue from products manufactured by the Company (Tradenet MX), manufacturing efficiencies and improved margins from third party turret product sales in FY 1998 as compared with revenue for FY 1997. Turret sales and installation from manufactured products have a lower cost of revenue (excluding depreciation and amortization shown separately) as compared to third party products and ITS product sales and installation.

     Service cost of revenue (excluding depreciation and amortization shown separately) for FY 1998 was 72.7% (as a percentage of service revenue) as compared to 76.2% in FY 1997. The decrease in FY 1998 is primarily related to higher network service revenue from increased utilization of the IXnet Extranet, a greater percentage of turret maintenance revenue in revenue in the current year (turret maintenance revenue typically has a lower cost of revenue as compared to turret MAC's) and improved efficiencies for ITS service projects as compared to the prior fiscal year.

     Research and Development Expenses. Research and development expenses decreased by $0.2 million or 2.4% to $8.3 million in FY 1998 as compared to $8.5 million in FY 1997. The decrease was primarily due to cost efficiencies associated with moving the engineering facility from its former location in Stamford, Connecticut to its current location in Fairfield, Connecticut. Research and development efforts are focused on continued integration of the Tradenet MX turret with the IXnet Extranet as well as enhancement of existing features of the Tradenet MX family to sustain the Company's leadership position in voice-based trading system products.

     Selling, General and Administrative Expenses. S,G&A increased by $5.2 million, or 10.8%, to $53.3 million in FY 1998 from $48.1 million in FY 1997. The increase was primarily due to infrastructure costs associated with the expanding of the IXnet Extranet, people resources and other expenses required to build, manage and grow the global business. The Company intends to continue to invest in the IXnet Extranet. As the Company deploys this network, the Company anticipates that S,G&A expenses will continue to increase. These expenses may be incurred prior to the realization of anticipated related revenue.

     Depreciation and amortization. Depreciation and amortization, including amortization of goodwill from acquisitions in FY 1998 was $15.7 million as compared to $8.6 million in FY 1997. The increase of $7.1 million is primarily due to the increases in property, plant and equipment in connection with expending IXnet's network, manufacturing equipment replacement and amortization of goodwill associated with the acquisition of MXNet in the second quarter of FY 1998.

     Change in control expense. In connection with the Merger, the Company recorded in FY 1998 a $10.6 million non-recurring charge for change in control expenses, comprised of certain change in control bonuses and severance payments ($4.2 million), payments to option holders upon cancellation of their stock options ($5.9 million) and miscellaneous other expenses ($0.5 million).

     Interest Expense, net. Interest expense, net increased by $8.5 million to $10.3 million for FY 1998 from $1.8 million for FY 1997. The accretion of interest expense associated with the issuance of the Notes and related amortization of debt issuance costs both of which are non cash items aggregating $8.7 million. Total interest expense included in net interest is $11.1 million in FY 1998 as compared to $2.0 million in FY 1997.

     Provision for Income Taxes. The Company's effective tax rate was 73.1% for FY 1998 compared to 52.8% for FY 1997. The increase is related to a limitation on the Company's ability to utilize foreign tax credits to offset taxes paid outside of the United States and an increase in IXnet's losses during 1998 for which the Company is not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources

     From IPC Information Systems' initial public offering in fiscal 1995 until the Merger in April 1998, IPC Information Systems has satisfied its cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. IPC Information Systems' principal uses of cash were to fund working capital requirements, operating losses and capital expenditures of its IXnet subsidiary and acquisitions principally related to the expansion of the IXnet Extranet.

     On April 30, 1998, AAC was merged into IPC Information Systems. Under the terms of the Merger, subject to dissenters' rights, each share of common stock of IPC Information Systems was converted at the election of the holder thereof into either (i) the right to receive $10.50 in cash (on a post split basis) or
(ii) the right to retain one share of common stock of the surviving corporation. In connection with the Merger, IPC Information Systems issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of 10 7/8% Senior Discount Notes due 2008. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC, whose membership interests were owned by Citicorp Venture Capital, Ltd. and certain private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. (now known as Allegra Capital Partners III, L.P.). The Merger was accounted for as a leveraged recapitalization. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

     The Notes were issued under an Indenture between IPC Information Systems, as issuer, and United States Trust Company of New York, as trustee. The indenture contains certain restrictive covenants which impose limitations on the Company and its subsidiaries, including, (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries, (vi) certain transactions with shareholders and affiliates, (vii) liens, (viii) sale-leaseback transactions, and (ix) asset sales.

     Although interest on the Notes will not accrue until May 1, 2001 (the "Interest Accrual Date"), the Notes will accrete in value to the principal amount by the Interest Accrual Date. The Notes will bear interest at 10 7/8% from the Interest Accrual Date through redemption and is payable semiannually on May 1 and November 1. There are no sinking fund payments related to the Notes.

    The Notes are unsubordinated, unsecured indebtedness of IPC Information Systems ranking pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of IPC Information Systems and senior in right of payment to all of its existing and future subordinated indebtedness.

          In conjunction with the Merger, IPC Information Systems acquired the remaining 20% interest in IXnet through the issuance of 457,142 (adjusted for the stock split) shares of surviving corporation common stock, valued at $4.8 million.

          As a result of the Merger, IPC Information Systems' short-term credit facilities with various banks of up to $35.0 million were terminated on April 30, 1998.

          In April 1998, IPC Information Systems entered into a five year $55.0 million senior secured revolving credit agreement with Morgan Stanley Senior Funding, Inc., syndication agent, and other lenders, to be used for working capital and other general corporate purposes (the "Revolving Credit Facility"). The Revolving Credit Facility contains various covenants and conditions, including restrictions on (i) asset dispositions, (ii) mergers and acquisitions,
(iii) capital expenditures, (iv) restricted payments, (v) the incurrence of indebtedness, (vi) loans and investments, (vii) leins, (viii) certain transactions with affiliates and (ix) maintaining various financial ratios.

          On June 21, 1999, IPC Information Systems, IPC, General Electric Capital Corporation, as the Administrative Agent and Collateral Agent, First Union Capital Markets, Inc., as Documentation Agent, and the Lenders and the Issuing Bank named therein, amended the Revolving Credit Facility to provide for
(1) a working capital facility of $45.0 million, based on eligible accounts receivable and inventory, and (2) a $20.0 million term loan. In addition, certain terms relating to the eligibility of accounts receivable used in determining the amount available under the working capital facility were relaxed. The amendment also provides for certain additional financial convenants including a leverage ratio and fixed charge ratio. The Revolving Credit Facility was further amended to permit the issuance of additional shares of IXnet common stock, to permit the incurrence of certain deferred payment obligations, and to modify certain financial ratios applicable through January 15, 2000, at which time the Company expects that such ratios will be reset in accordance with updated future projections. The Company has segregated marketable securities to satisfy such deferred payment obligations.

     Under the Revolving Credit Facility, substantially all of the Company's real and personal property is pledged as collateral, including inventory, accounts receivable and substantially all of the common stock of its significant subsidiaries.

     The $20.0 million term loan is repayable in quarterly installments of $1.3 million, which commenced on September 30, 1999 and initially bears interest at LIBOR plus 2.75% or at the base rate plus 1.75% at the Company's option. The base rate is equal to the higher of (1) the rate of interest announced publicly by Citibank, N.A. at its head office in New York as the base rate of Citibank and (2) 1/2 of 1% per annum above the federal funds rate, as defined in the Revolving Credit Facility. The proceeds of the term loan were used to repay borrowings outstanding under and for fees incurred in connection with the Revolving Credit Facility.

     Loans made under the working capital facility initially bear interest, at the Company's option, at the base rate plus 1.5% or LIBOR plus 2.5%. At September 30, 1999, $14.7 million was outstanding. The Revolving Credit Facility also provides a $10.0 million sub-limit for the issuance of letters of credit, of which $8.9 million was outstanding at September 30, 1999. Availability under the working capital facility at September 30, 1999, after giving effect to the outstanding borrowings and letters of credit, approximated $17.9 million. The base rate and LIBOR rate for the Revolving Credit Facility are subject to step-downs based on the leverage ratio of IPC and its subsidiaries on a consolidated basis.

     IPC Information Systems has significant obligations under the Notes relating to interest payments which begin on November 1, 2001, and under the Revolving Credit Facility. IPC Information Systems intends to meet these obligations through cash generated from operations.

     Net cash provided by operating activities was $16.6 million in the year ended September 30, 1999 as compared to $46.8 million in the prior year. This decrease was primarily due to the increase in the net loss from IXnet from FY 1999 from FY 1998. Additionally, the increase in accounts payable and accrued liabilities from FY 1999 to FY 1998 and the increase in deferred revenue contributed to the decrease. The accounts payable, accrued liabilities and deferred revenue increases are timing differences from FY 1999 to FY 1998 relating to payroll, payments on accounts payable and the completion of contracts.

     Net cash provided by operating activities was $46.8 million in the year ended September 30, 1998 as compared to net cash provided by operating activities of $24.7 million in the prior year. The increase was primarily related to higher non-cash adjustments to net income and lower net working capital requirements for the year ended September 30, 1998 as compared with fiscal year 1997. The increase in non-cash adjustments to net income is primarily related to an increase in depreciation and amortization expense from capital expenditures, principally related to the IXnet Extranet, goodwill amortization related to the acquisition of MXNet in the second quarter of FY 1998 and the IXnet Exchange. Additionally, contributing to the increase, was interest expense related to the Notes for which cash payments do not commence until November 1, 2001.

     Cash used in investing activities was $124.4 million, $25.8 million and $15.0 million for the years ended September 30, 1999, 1998 and 1997, respectively. Cash used in investing activities for FY 1999 related to the acquisitions of RVS, Saturn and V-Band, expenditures for property, plant and equipment, principally for IXnet Extranet costs and the purchase of marketable securities relating to the Strategic Agreement. The Strategic Agreement required the cash portion of the purchase price and monies to be committed to IRUs to be held in escrow. The Company intends to continue to expand the IXnet Extranet. At September 30, 1999, certain proceeds from the IXnet IPO proceeds have been invested in short-term commercial paper.

     Cash provided by financing activities was $123.7 million in the year ended September 30, 1999 as compared to $6.3 million in the year ended September 30, 1998 and a use of cash of $10.0 million in the year ended September 30, 1997. The main source of cash provided by financing activities during FY 1999 were proceeds from the IXnet IPO. The net proceeds of IXnet's IPO are being utilized for continued deployment and expansion of the global IXnet Extranet, including anticipated capital expenditures, future acquisitions and strategic alliances or investments in property or assets used in IXnet's business. In accordance with the IPO and the Indenture, within 12 months after completion of the IPO, the Company must either: (1) invest the net proceeds from the IPO in property or assets used in the business, or invest in a company with a business similar to IXnet or; (2) enter into an agreement to so invest the net proceeds within 12 months after entering into such agreement. In addition to the IXnet IPO, the Company drew down on its Revolving Credit Facility during FY 1999 to fund operating losses of IXnet. Cash provided by financing activities in fiscal 1998 are primarily related to the Merger mentioned above. The use of cash in fiscal 1997 is related to the net repayments of note payable.

   In connection with the implementation of the IXnet Extranet, IXnet has entered into capital lease agreements for certain network switching equipment totaling approximately $10.3 million, $6.4 million and $9.7 million during the years ended September 30, 1999, 1998 and 1997, respectively.

Additionally, in FY 1999 and 1998 IXnet committed $15.7 million and $12.2 million, respectively, to participate in IRUs.

Impact of Year 2000

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver products and services to customers, send invoices, or engage in similar normal business activities. Like most service providers, the Year 2000 issue may significantly and adversely affect the Company and its operations. In addition, software, hardware, and equipment both within and outside the Company's direct control and with which the Company electronically or operationally interfaces (e.g., including, but not limited to, third party vendors providing data processing, information system management and maintenance of computer systems) are likely to be affected. Furthermore, if computer systems are not adequately changed to identify Year 2000 issues, many computer applications could fail and create erroneous results. As a result, many calculations which rely on the date field information, such as interest calculations, payment amounts or due dates and other operational functions, may generate results which could be significantly misstated, and the Company could experience an inability for a temporary, but unknown duration, to process transactions, send invoices or engage in similar business activities.

     State of readiness. The Company has assessed and completed implementing and validating the Year 2000 compliance for the products that it manufactures and the services it provides, along with those products manufactured by others which the Company represents and sells. The Company has obtained Year 2000 compliance status updates from vendors that supply products for resale and services which the Company either uses internally or resells as part of the IXnet Extranet. Certain parts of its systems, products and services needed to be revised to be Year 2000 compliant with upgrades to both the hardware and software supplied by its vendors. These revisions have been completed. The Company believes that all of its systems, products and services are currently Year 2000 compliant. Furthermore, while the Company believes that the internal components of the IXnet Extranet (including its network management, billing and accounting systems and the equipment installed at its POPs) are Year 2000 ready, certain suppliers of domestic and international communication bandwidth may not achieve Year 2000 readiness. IXnet has evaluated the potential risks of those suppliers that may not be Year 2000 ready and anticipates that such suppliers will be located outside of the areas where the majority of its customers are located.

     The Company converted to an enterprise-wide management information system which through software updates to both the application and operating systems is Year 2000 compliant.

     Costs. Most of the Company's expenses in connection with Year 2000 compliance have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. The Company's costs associated with Year 2000 compliance issues, excluding the conversion to the enterprise-wide management information system, which was undertaken for operational reasons, is currently anticipated to be approximately $2.0 million, all of which has been incurred or committed.

     Potential risks. The Company is not aware of any Year 2000 compliance problems related to its systems that would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will not discover Year 2000 compliance problems in its systems, products or services that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company's material systems, products or services will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of the Company to fix or replace its internally developed software, third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues related to its products and services could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

     In a SEC release earlier this year regarding Year 2000 disclosure, the SEC stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Although it is not possible to assess the likelihood of any of the following events, each must be included in a consideration of worst case scenarios:

     . widespread failure of electrical, gas, and similar suppliers serving the Company;

     . widespread disruption of the services provided by common communications carriers;

     . disruption to the means and modes of transportation for the Company and its employees, contractors, suppliers and customers;

     . significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities;

     . the failure of the Company's mission-critical computer hardware and software systems, including both internal business systems and systems controlling operational facilities; and

     .   the failure of third-party banking and finance systems.

     Contingency plans. The Company has completed the development of contingency plans. The results of the Company's enterprise-wide system conversion and responses received from vendors and service providers have been taken into account in determining the nature and extent of its contingency plan.

Effects of Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date of this standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS 137, Accounting for Derivative

Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which was issued on June 30, 1999. Management does not believe the adoption of this standard will have a material impact on the Company's operations.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate the adoption of this standard to have a material adverse effect on its financial position, results of operations or cash flows.

Quarterly Fluctuations and the Effects of Inflation

  The size and lead time of new orders can vary substantially and, since the Company generally recognizes revenue from the sale and installation of turret systems and ITS on the completion of an installation, the Company's quarterly results of operations may fluctuate significantly. Management does not believe that inflation has a significant effect on the Company's results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange Rate Risk

  As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practice evolve and could have an adverse impact on the financial results of the Company. The Company's primary exchange rate risk exposure relates to nondollar-denominated sales in the European and Asian marketplace, as well as foreign denominated debt. The Company currently does not hedge against these currencies and could suffer unanticipated gains or losses as a result.

Interest Rate Risk

The Company is exposed to changes in interest rates primarily from its outstanding debt and its investments in certain marketable securities. The interest rate for certain outstanding debt is variable and therefore will fluctuate with market conditions. As a result, the Company believes that the effects of changes in interest rates are limited and would not have a material impact on its financial condition and results of operations. The Company's marketable securities consist of fixed income investments in the form of short-term commercial paper. The Company continually monitors its exposure to changes in interest rates from its marketable securities. Accordingly, the Company believes that the effects of changes in interest rates are limited, however, significant increases in interest rates could have a significant impact on the financial condition or results of operations of the Company. It is possible that the Company is at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate, which could have a material affect on financial condition, and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
of IPC Communications, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 68 present fairly, in all material respects, the consolidated financial position of IPC Communications, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 68, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New York, New York
November 30, 1999

                            IPC COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
        (Dollar amounts in thousands, except share and per share amounts)




                                                                                                   September 30,
                                                                                          ------------------------------
                                                                                                 1999       1998
                                                                                          --------------  --------------
                                                ASSETS
Current assets:
   Cash and cash equivalents                                                                   $ 43,946        $ 28,084
   Marketable securities                                                                         28,357               -
   Marketable securities, restricted                                                             20,435               -
   Trade receivables                                                                             80,309          71,521
   Inventories                                                                                   31,903          40,046
   Prepaids and other current assets                                                             24,807          15,214
                                                                                          --------------  --------------
             Total current assets                                                               229,757         154,865

Property, plant and equipment, net                                                               98,682          57,113
Long term marketable securities, restricted                                                       6,065               -
Debt issuance costs, net                                                                         10,675          10,707
Goodwill and intangible assets, net                                                              66,203          15,639
Other assets                                                                                      1,827           3,318
                                                                                          --------------  --------------
             Total assets                                                                     $ 413,209       $ 241,642
                                                                                          ==============  ==============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                             $ 23,485        $ 20,094
  Accrued liabilities                                                                            46,343          40,704
  Customer advances and deferred revenue                                                         30,432          38,469
  Current portion of notes payable                                                               34,425               -
  Current portion of capital leases                                                               6,265           4,462
                                                                                          --------------  --------------
             Total current liabilities                                                          140,950         103,729
 Senior unsecured notes                                                                         209,230         188,223
 Notes payable, less current portion                                                             18,354               -
 Lease obligations, less current portion                                                         15,651          12,490
 Other liabilities                                                                                3,575           3,741
                                                                                          --------------  --------------
             Total liabilities                                                                  387,760         308,183
                                                                                          --------------  --------------

Minority Interest                                                                                25,828               -

Commitments and contingencies

Stockholders' deficit:
  Common stock - $0.01 par value, authorized 25,000,000 shares; 8,577,480 shares issued and outstanding at September 30, 1999; 8,076,188
     shares issued and outstanding at September 30, 1998                                             86              81
  Paid-in capital                                                                               104,913           5,855
  Accumulated deficit                                                                          (105,594)        (73,049)
  Accumulated other comprehensive income                                                            216             572
                                                                                          --------------  --------------
             Total stockholders' deficit                                                           (379)        (66,541)
                                                                                          --------------  --------------
             Total liabilities and stockholders' deficit                                      $ 413,209       $ 241,642
                                                                                          ==============  ==============


                     See Notes to Consolidated Financial Statements.

                            IPC COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollar amounts in thousands, except per share amounts)



                                                                                            For the year ended September 30,
                                                                                      ------------------------------------------
                                                                                          1999           1998          1997
                                                                                      -------------  ------------- -------------
Revenue:
   Product sales and installation                                                   $ 178,201          $ 173,350          $ 179,978
   Service                                                                            160,991            122,467             90,080
                                                                                    ---------          ---------          ---------
                                                                                      339,192            295,817            270,058
                                                                                    ---------          ---------          ---------
Cost of revenue (excluding depreciation and amortization
  shown separately below)
   Product sales and installation                                                     103,837             99,974            126,623
   Service                                                                            127,404             89,084             68,674
                                                                                    ---------          ---------          ---------
                                                                                      231,241            189,058            195,297
                                                                                    ---------          ---------          ---------
        Gross profit                                                                  107,951            106,759             74,761

Research and development expenses                                                       9,786              8,276              8,490
Selling, general and administrative expenses                                           58,047             53,345             48,100
Depreciation and amortization                                                          30,110             15,690              8,630
Stock compensation charge                                                               9,079               --                 --
Change in control expense                                                                --               10,640               --
                                                                                    ---------          ---------          ---------
         Income from operations                                                           929             18,808              9,541

Interest expense, net                                                                 (27,263)           (10,337)            (1,844)
Other income (expense), net                                                               451                 (2)               417
                                                                                    ---------          ---------          ---------
         (Loss) income before provision for income taxes
            and minority interest                                                     (25,883)             8,469              8,114
Provision for income taxes                                                              7,968              6,191              4,280
                                                                                    ---------          ---------          ---------
         (Loss) income before minority interest                                       (33,851)             2,278              3,834
Minority interest                                                                       1,395               --                 --
                                                                                    =========          =========          =========
         Net (loss) income                                                          $ (32,456)         $   2,278          $   3,834
                                                                                    =========          =========          =========

Basic (loss) earnings per share                                                     $   (3.97)         $    0.14          $    0.18
                                                                                    =========          =========          =========

Basic weighted average number of shares outstanding                                     8,172             15,774             21,328
                                                                                    =========          =========          =========

Diluted (loss) earnings per share                                                   $   (3.97)         $    0.14          $    0.18
                                                                                    =========          =========          =========

Diluted weighted average number of shares outstanding                                   8,172             15,941             21,408
                                                                                    =========          =========          =========

                 See Notes to consolidated Financial Statements

                            IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)


                                                                                   For the year ended September 30,
                                                                                -------------------------------------------
                                                                                   1999          1998           1997
                                                                                -------------  ------------  --------------
Cash flows from operating activities:
Net (loss) income                                                           $     (32,456) $      2,278     $   3,834
Adjustments to reconcile net (loss) income to net cash provided by
     (used in) operating activities:
   Stock compensation charge                                                        9,079          --            --
   Minority Interest                                                                1,395          --            --
   Depreciation and amortization                                                   30,110        15,158         8,416
   Non-cash interest on senior discount notes                                      21,007         8,212          --
   Other interest amortization                                                      1,703           842           327
   Provision for doubtful accounts                                                  3,236         2,786           338
   Deferred income taxes                                                            3,720        (4,769)           83
Changes in operating assets and liabilities:
   Trade receivables                                                               (7,061)      (11,126)        4,909
   Inventories                                                                     11,043        (5,978)        3,240
   Prepaids and other current assets                                                  841         3,218        (2,926)
   Other assets                                                                     2,377        (2,077)          (45)
   Accounts payable                                                                (1,708)       (2,690)        2,859
   Accrued liabilities and other liabilities                                      (15,635)       20,569         5,099
   Customer advances and deferred revenue                                         (11,033)       20,339        (1,453)
                                                                                  -------        ------        ------


            Net cash provided by operating activities                              16,618        46,762        24,681
                                                                                  -------        ------        ------
Cash flows from investing activities:
   Capital expenditures                                                           (26,645)      (18,293)      (13,509)
   Purchase of marketable securities                                              (54,857)         --            --
   Acquisitions, net of cash acquired                                             (42,913)       (7,535)       (1,500)
                                                                                  -------        ------        ------
            Net cash (used in) investing activities                              (124,415)      (25,828)      (15,009)
                                                                                  -------        ------        ------
Cash flows from financing activities:
   Net proceeds from IXnet initial public offering                                102,775          --            --
   Proceeds from revolving credit borrowings                                       66,817          --            --
   Repayments of revolving credit borrowings                                      (52,095)         --            --
   Proceeds from notes payable                                                       --            --           2,182
   Principal payments on notes payable                                             (5,948)       (8,807)      (12,526)
   Proceeds from issuance of senior discount notes                                   --         180,011          --
   Proceeds from equity investment                                                   --          54,721          --
   Purchase of IPC common stock at Merger                                            --        (200,271)         --
   Costs, Obligations and equity charges at Merger                                 (1,380)      (19,778)         --
   Proceeds from the exercise of stock options                                     13,551           468           301
                                                                                  -------        ------        ------

            Net cash provided by (used in) financing activities                   123,720         6,344       (10,043)
                                                                                  -------        ------        ------
   Effect of exchange rate changes on cash                                            (61)         (659)         (470)
                                                                                  -------        ------        ------
   Net increase (decrease) in cash                                                 15,862        26,619          (841)
   Cash and cash equivalents, beginning of period                                  28,084         1,465         2,306
                                                                                  -------        ------        ------
   Cash and cash equivalents, end of period                                     $  43,946     $  28,084     $   1,465
                                                                                =========     =========     =========
Supplemental disclosures of cash flow information:
Cash paid during the year for-
   Income taxes                                                                 $   4,282     $   4,822     $   4,100
   Interest                                                                     $   4,323     $   2,138     $   1,040
Non-cash investing and financing activities-
   Issuance of stock to acquire remaining 20% interest in subsidiary            $    --       $   4,799     $    --
   Installment purchase for property, plant and equipment                       $    --       $   3,600     $    --
   Retirement of treasury stock                                                 $    --       $     718     $    --
   Capital lease obligations entered into during the year                       $  10,284     $   7,092     $  10,776
   Purchase of software in connection with Strategic Agreement                  $  20,000     $    --       $    --
Working capital adjustment in connection with Saturn                            $   1,952     $    --       $    --
   Additional amount payable in connection with the aquisition of
      Bridge Electronics, Inc.                                                  $    --       $    --       $   3,500

                See Notes to Consolidated Financial Statements.

                            IPC COMMUNICATIONS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                     (Dollar and share amounts in thousands)




                                                                                                  Paid-      Accumulated
                                                                             Common Stock          in         (deficit)
                                                                          Shares     Amount      capital       earnings
                                                                          -------    --------    ---------     ---------
Consolidated balance, September 30, 1996                                  10,618       $ 109     $ 47,889      $ 24,341
   Net income                                                                  -           -            -         3,834
   Translation adjustment                                                      -           -            -             -
        Total comprehensive income                                             -           -            -             -
   Issuance of common stock under employment contracts                        32           -          478             -
   Issuance of common stock under stock purchase plan                         21           -          312             -
   Issuance of common stock under stock option plan                           20           -          301             -
                                                                          -------    --------    ---------     ---------
Consolidated balance, September 30, 1997                                  10,691         109       48,980        28,175
   Net income                                                                  -           -            -         2,278
   Translation adjustment                                                      -           -            -             -
        Total comprehensive income
   Issuance of common stock under stock purchase plan                         18           -          262             -
   Issuance of common stock under stock option plan                           32           1          467             -
   Repurchase and retirement of IPC common stock from                          -           -            -             -
      Merger dated April 30, 1998                                         (9,537)        (95)    (103,346)      (96,830)
   Retirement of treasury stock                                                -          (2)           -          (716)
   Issuance of Common Stock from Merger                                    2,606          26       54,695             -
   Equity charges related to the Merger                                        -           -            -        (5,916)
   Issuance of common stock to acquire remaining 20% interest
      in subsidiary                                                          228           2        4,797             -
  Two-for-one stock split effected in the form of a 100% stock
     dividend, issued on June 10, 1998                                     4,038          40            -           (40)
                                                                          -------    --------    ---------     ---------
Consolidated balance, September 30, 1998                                   8,076          81        5,855       (73,049)
   Net loss                                                                    -           -            -       (32,456)
   Translation adjustment                                                      -           -            -             -
        Total comprehensive income                                             -           -            -             -
   IXnet initial public offering                                               -           -       93,799             -
   Equity charges related to the Merger                                        -           -            -           (89)
   Issuance of common stock under stock option plan                          491           5        5,259             -
                                                                          -------    --------    ---------     ---------
Consolidated balance, September 30, 1999                                   8,567        $ 86     $ 104,913    $ (105,594)
                                                                          =======    ========    =========     =========






                                                                    Accumulated
                                                                       Other                            Total
                                                                   Comprehensive       Treasury     stockholders'    Comprehensive
                                                                       Income           stock     (deficit) equity    Income (loss)
                                                                    --------------      -------   ---------------------------------
Consolidated balance, September 30, 1996                                     $ 94       $ (718)        $71,715
   Net income                                                                   -            -           3,834          $ 3,834
   Translation adjustment                                                     270            -             270              270
                                                                                                                        -------
        Total comprehensive income                                              -            -               -          $ 4,104
                                                                                                                        =======
   Issuance of common stock under employment contracts                          -            -             478
   Issuance of common stock under stock purchase plan                           -            -             312
   Issuance of common stock under stock option plan                             -            -             301
                                                                    --------------      -------       ---------
Consolidated balance, September 30, 1997                                      364          (718)        76,910
   Net income                                                                   -            -           2,278          $ 2,278
   Translation adjustment                                                     208            -             208              208
                                                                                                                        -------
        Total comprehensive income                                                                                      $ 2,486
                                                                                                                        =======
   Issuance of common stock under stock purchase plan                           -            -             262
   Issuance of common stock under stock option plan                             -            -             468
   Repurchase and retirement of IPC common stock from                           -            -               -
      Merger dated April 30, 1998                                               -            -        (200,271)
   Retirement of treasury stock                                                 -          718               -
   Issuance of Common Stock from Merger                                         -            -          54,721
   Equity charges related to the Merger                                         -            -          (5,916)
   Issuance of common stock to acquire remaining 20% interest
      in subsidiary                                                             -            -           4,799
  Two-for-one stock split effected in the form of a 100% stock
     dividend, issued on June 10, 1998                                          -            -               -
                                                                    --------------      -------       ---------
Consolidated balance, September 30, 1998                                      572            -         (66,541)
   Net loss                                                                     -            -         (32,456)        $(32,456)
   Translation adjustment                                                    (356)           -            (356)            (356)
                                                                                                                       --------
        Total comprehensive income                                              -            -               -         $(32,812)
                                                                                                                       ========
   IXnet initial public offering                                                -            -          93,799
   Equity charges related to the Merger                                         -            -             (89)
   Issuance of common stock under stock option plan                             -            -           5,264
                                                                    --------------      -------       ---------
Consolidated balance, September 30, 1999                                   $ 216          $ -           $ (379)
                                                                    ==============      =======       =========


                  See Notes to Consolidated Financial Statements.

                           IPC COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

     IPC Communications, Inc. ("IPC") is the leading provider of integrated telecommunications equipment and services that facilitate the execution of transactions by the worldwide financial services community. These transactions involve the trading of equity and debt securities, commodities, currencies and other financial instruments. The Company designs, manufactures, installs and services turret systems which provide desktop access to time-sensitive communications and data. In addition, through its subsidiary, IXnet, Inc. ("IXnet"), the Company operates a global network (the "IXnet Extranet"), providing a variety of voice, data and content distribution services specifically designed to meet the specialized communications requirements of the financial services community. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial sector.

     IPC became the holding company for IPC Information Systems, Inc. ("IPC Information Systems") effective May 21, 1999 through a merger. Following the merger, IPC represented the same consolidated financial position as IPC Information Systems prior to the merger. Accordingly, the consolidated financial statements included in this Form 10-K reflect the operations of IPC Information Systems and its subsidiaries through May 20, 1999 and of IPC thereafter.

2.  Summary of Significant Accounting Policies:

    Principles of Consolidation
    ---------------------------
    The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated.

    Revenue Recognition
    -------------------

    Revenue from product sales and related installation is recognized upon completion of the installation except for revenue from sales to distributors, which is recognized upon shipment. Under contract provisions, customers may be progress-billed prior to the completion of the installations. The revenue related to these advance payments is deferred until the system installations are completed. Contracts for maintenance are billed in advance, and are recorded as deferred revenue and recognized ratably over the contractual periods. Revenue from network services are recognized in the month the related service is provided and related installation revenue is deferred and recognized ratably over the average contract term. Bandwidth and switched voice charges are billed and recognized monthly based on customer usage. All other revenues are billed and recognized monthly based on flat-rate monthly charges.

    Cash and Cash Equivalents
    --------------------------

    The Company places cash with high credit quality financial institutions. Temporary cash investments with original maturities of three months or less are considered cash equivalents. Temporary cash investments are stated at cost, which approximates fair value. These investments are not subject to significant market risk.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


    Marketable Securities
    ---------------------

    Marketable securities consist of investments in short-term government grade commercial paper with maturities of less than one year. Such securities are classified as available for sale and, accordingly, are carried at fair value, which approximates cost at September 30, 1999. The amortized cost of debt securities is adjusted for amortization of premium and accretion of discounts to maturity. Amortization of purchase premiums or accretion of discounts and realized gains and losses are included in interest income.

    On September 24, 1999, IXnet entered into a strategic agreement (the "Strategic Agreement"), including the license of certain software products to enhance the intelligence of its network. The purchase price included $10.0 million of cash to be paid in installments over six months beginning on October 30, 1999. Separately, IXnet also entered into agreements to purchase indefeasible rights of use ("IRU's") over the next three years in an aggregate amount of $16.5 million. In accordance with an amendment to the Revolving Credit Facility revised in connection with the Strategic Agreement, these amounts are invested in marketable securities dedicated to satisfy these commitments.

    Trade Receivables
    -----------------

    Trade accounts receivable potentially expose the Company to concentrations of credit risk, as a large volume of business is conducted with several major financial institutions, primarily companies in the brokerage, banking and financial services industries. To help reduce this risk, customers may be progress-billed prior to the completion of the contract. Trade receivables are recorded net of allowance for doubtful accounts of $3.6 million and $2.4 million for the years ended September 30, 1999 and 1998, respectively.

    Inventories
    -----------
    Inventories are stated at the lower of FIFO (first in, first out) cost or market. Inventory costs include all direct manufacturing costs and applied overhead.

    Property, Plant and Equipment
    -----------------------------

    Property, plant and equipment are stated at cost and depreciated or amortized on a straight-line basis over their estimated useful lives or related contract terms beginning in the year the asset was placed into service. Network switching equipment includes direct costs of installation. Amortization of network switching equipment under capital leases and IRUs is calculated using the straight-line method over the terms of the lease or IRU's and is included in depreciation and amortization expense.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    Debt Issuance Costs
    -------------------

    Debt issuance costs represent costs associated with the issuance of the Senior Discount Notes and in connection with the Revolving Credit Facility. These costs are amortized to interest expense utilizing the effective interest method over the life of the Senior Discount Notes and on a straight-line basis over the term of the Revolving Credit Facility.

    Intangible Assets
    -----------------

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

    Research and Development
    ------------------------
    Research and development expenditures are charged to expense as incurred.

    Stock Options
    -------------

    Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") requires the Company to choose between two different methods of accounting for stock options. The Statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company has elected to continue using the accounting methods prescribed by APB No. 25 and to disclose the amount of the proforma compensation expense required to be disclosed under SFAS No. 123.

    Income Taxes
    ------------

    In accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"), the Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is "more likely than not" to be realized. The provision for income taxes is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

    IXnet IPO and Minority Interest
    -------------------------------

    The Company recorded an increase to paid-in-capital representing the increase in its share of IXnet's net assets as a result of the proceeds from the offering. The Company continues to consolidate the financial statements of IXnet, with an allocation of the net loss of IXnet to its minority shareholders.

    Foreign Currency Translation Adjustment
    ---------------------------------------

    The balance sheets and statements of operations of the Company's foreign operations are measured using the local currency as the functional currency. Assets and liabilities of these foreign operations are translated at the year-end exchange rate and revenue and expense amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income account in stockholders' (deficit) equity.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    Earnings Per Share
    ------------------

    Basic earnings per share is computed based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted average number of common shares outstanding plus the assumed issuance of common stock equivalents computed in accordance with the treasury stock method.

    Comprehensive Income
    --------------------

    Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement requires the Company to include within its financial statements information on comprehensive income/loss, which is defined as all activity impacting equity from non-owner sources. Comprehensive income/loss includes the Company's net income/loss and foreign currency translation adjustments.

    Use of Estimates
    ----------------

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

    Reclassifications
    -----------------
    Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the current year's presentation.

    Effects of Recently Issued Accounting Standards
    ------------------------------------------------

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. The effective date of this standard was deferred to all fiscal quarters of fiscal years beginning after June 15, 2000 by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 which was issued on June 30, 1999. Management does not believe the adoption of this standard will have a material impact on the Company's operations.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998.
    The Company does not anticipate the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

3.  Acquisitions and Strategic Agreement:

    Strategic Agreement
    -------------------

    On September 24, 1999, IXnet entered into a strategic agreement (the "Strategic Agreement"), including the licensing of certain software products to enhance the intelligence of its netowork for a purchase price of $20.0 million consisting of $10.0 million in cash financed from the proceeds from IXnet's IPO and 500,000 shares of IXnet restricted common stock valued at an average closing price prior to the agreement date. The Strategic Agreement is designed to enhance IXnet's

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    network capabilities with embedded intelligence, delivering financial enterprise integration, subject-based addressing, trading turret integration and application management.

    V-Band Corporation ("V-Band")
    -----------------------------

    On June 21, 1999, IPC acquired V-Band Corporation for approximately $1.5 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $7.5 million of goodwill, of which approximately $7.0 million remains unamortized at September 30, 1999.

    Reuters Voice Systems ("RVS")
    -----------------------------

    On December 31, 1998, IPC purchased the assets of Reuters Voice Systems, a business unit of Reuters Group PLC, for approximately $5.7 million in cash. The purchase was financed through a combination of cash from operations and borrowings under the Revolving Credit Facility. The acquisition was accounted for using the purchase method of accounting and resulted in approximately $5.3 million in goodwill, of which approximately $3.8 million remains unamortized at September 30, 1999.

    Saturn Global Network Service Holdings Ltd. ("Saturn")
    ------------------------------------------------------

    On December 18, 1998, IENL acquired all of the issued and outstanding common shares of Saturn from Marshalls. The acquisition was accounted for using the purchase method of accounting. As a result of the acquisition, IENL recorded approximately $49.2 million of goodwill, which is being amortized on a straight-line basis over ten years.

      The purchase price for Saturn included a cash payment in the amount of $35.7 million and the issuance of a promissory note in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years. In addition, IXnet assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25%. Under this agreement, the Marshalls Note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction of the obligation by approximately $2.0 million.

    The following unaudited pro forma statement of operations data for the years ended September 30, 1999 and 1998 gives effect to the Saturn acquisition as if it had occurred on October 1, 1999 and 1998 respectively (In thousands):

                                                                                      September 30,
                                                                                  1999               1998
                                                                                --------           --------
Revenue                                                                        $ 343,991           $321,135
Loss before provision for income taxes and minority interest                    ($35,065)           ($5,700)

    Pro forma adjustments include (i) amortization of goodwill over 10 years and
    (ii) interest expense on the Saturn Note and the Marshalls Note. The pro forma financial information presented above does not purport to be indicative of the operating results which would have been achieved had the acquisition occurred at October 1, 1998 or 1997, or the results to be achieved thereafter.

                           IPC COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    MXNet Inc. ("MXNet")
    --------------------
    In February 1998, the Company acquired, by the issuance of a promissory note in the amount of $6.7 million, all of the issued and outstanding common stock of MXNet, a wholly owned subsidiary of National Discount Brokers Group, Inc. The promissory note plus accrued interest was paid on April 8, 1998. In addition, MXNet entered into employment agreements with four MXNet executives which included signing and retention bonuses in the aggregate amount of approximately $1.1 million payable over two years. This acquisition was accounted for using the purchase method of accounting and resulted in $5.5 million of goodwill of which $1.5 million remains in intangible assets at September 30, 1999.

    IXnet
    -----
    During June 1995, the Company acquired an 80% interest in IXnet for $5.5 million in cash. The acquisition was accounted for using the purchase method of accounting. Included in intangible assets is $0.7 million and $0.9 million at September 30, 1998 and 1997, respectively, representing acquired technology.

    In conjunction with the April 1998 Merger, the Company acquired the remaining 20% interest in IXnet (the "IXnet Exchange") through the issuance of 457,142 shares of Surviving Corporation Common Stock, valued at $4.8 million. Included in intangible assets is $3.7 million at September 30, 1999, representing acquired technology.

4.  Merger and Recapitalization:

    On April 30, 1998, Arizona Acquisition Corp. ("AAC") was merged into IPC Information Systems (the "Merger"). Under the terms of the Merger, each share of common stock of IPC Information Systems was converted at the election of the holder thereof into either (i) the right to receive $10.50 in cash (on a post split basis) or (ii) the right to retain one share of common stock of the surviving corporation. In connection with the Merger, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million initial proceeds upon issuance) of 10 7/8% Senior Discount Notes due 2008 (the "Notes"). A portion of the proceeds from the Notes ($145.6 million), together with $54.7 million of capital provided by AAC were used to repurchase 19,073,330 shares (on a post split basis) of IPC Common Stock, at a price of $10.50 per share, from IPC shareholders who did not elect to retain stock of the surviving corporation upon the Merger. Prior to the Merger, AAC was owned by (i) Cable Systems Holdings LLC ("CSH LLC"), whose membership interests were owned by Citicorp Venture Capital, Ltd. and David Kirby and John O'Mara, private investors, (ii) CSH LLC's indirect subsidiary Cable Systems International, Inc. and (iii) the investment fund of Lawrence Smith & Horey III, L.P. (now known as Allegra Capital Partners III, L.P.). The Merger was accounted for as a leveraged recapitalization. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the Merger.

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

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


    Unaudited pro forma statement of operations information for the years ended September 30, 1998 and 1997, as if the Merger occurred on October 1, 1996 is as follows (In thousands, except per share amounts):

                                                                      For the year ended
                                                                         September 30,
                                                                 -----------------------------
                                                                     1998              1997
                                                                    ------            ------
Revenue                                                            $295,817          $270,058
Operating Income (loss)                                            $ 18,129          $ (2,263)
Net loss                                                           $ (6,447)         $(14,943)
Basic loss per share                                               $  (0.80)         $  (1.85)
Basic and diluted weighted average number of
     common shares outstanding (in thousands)                       8,076              8,076


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

6.  Inventories (In thousands):

                                                                                     September 30,
                                                                            -----------------------------
                                                                                 1999            1998
                                                                            ------------    -------------

Components and work in process                                                   $16,519          $13,639
Inventory on customer sites awaiting installation                                 11,554           21,516
Parts and maintenance supplies                                                     3,830            4,891
                                                                            ------------    -------------
                                                                                 $31,903          $40,046
                                                                            ============    =============

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



7.  Property, Plant and Equipment (In thousands):

                                                                                   September 30,
                                                                    ----------------------------------------
                                                                             1999                  1998
                                                                    -------------------    -----------------

   Building                                                                    $  2,463             $  2,462
   Machinery and Equipment                                                       36,300               36,230
   Furniture and Fixtures                                                         2,812                2,758
   Leasehold Improvements                                                         9,092                8,503
   Network Equipment                                                             39,865               13,638
   Network Equipment under capital leases                                        28,649               20,717
   Network Software                                                              21,561                    -
   IRU's                                                                          6,692                4,000
                                                                    -------------------    -----------------
     Total depreciable property, plant and equipment                            147,434               88,308
     Less accumulated depreciation and amortization                             (49,761)             (32,502)
                                                                    -------------------    -----------------
                                                                                 97,673               55,806
   Land and other                                                                 1,009                1,307
                                                                    -------------------    -----------------
                                                                               $ 98,682             $ 57,113
                                                                    ===================    =================

8.    Supplemental Financial Data:

     Prepaids and other current assets include the following (In thousands):


                                                     September 30,
                                                   1999         1998
                                                  -------      -------

             Deferred taxes                      $ 5,634      $ 9,354
             Prepaid expenses                      3,318        3,808
             ACT recoverable                       9,257            -
             Other current assets                  6,598        2,052
                                                  -------      -------
                 Total                            $24,807      $15,214
                                                  =======      =======


    Accrued liabilities includes the following (In thousands):


                                                    September 30,
                                                  1999         1998
                                                 -------      -------

             Compensation                        $14,051      $12,351
             Income taxes                          2,263        1,859
             Carrier costs                        12,351        3,815
             Other expenses                       17,678       22,679
                                                 -------      -------
                Total                            $46,343      $40,704
                                                 =======      =======


    9.  Short-Term Credit Facilities:

    As a result of the Merger, the Company's short-term credit facilities with various banks of up to $35.0 million were terminated on April 30, 1998.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    In April 1998, IPC Information Systems entered into a five year $55.0 million senior secured revolving credit agreement (the "Revolving Credit Facility"), with Morgan Stanley Senior Funding, Inc., as syndication agent, and other lenders , to be used for working capital and other general corporate purposes. The Revolving Credit Facility was subject to borrowing base limitations, which at September 30, 1998 approximated $33.6 million.

    Borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company's option, the base rate plus 1.5% or the LIBOR rate plus a margin of 1.5% to 2.5% depending upon the Company's leverage ratio. The base rate was a fluctuating interest rate equal to the higher of (i) the rate of interest announced publicly by Citibank, N.A. as its base rate and
    (ii) a rate equal to 1/2 of 1% per annum above the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York.

    The Revolving Credit Facility contained various covenants and conditions, including restrictions on (i) asset dispositions, (ii) mergers and acquisitions, (iii) capital expenditures, (iv) restricted payments, (v) the incurrence of indebtedness, (vi) loans and investments, (vii) liens, (viii) certain transactions with affiliates and (ix) maintaining various financial ratios.

    On June 21, 1999, IPC Information Systems, IPC, General Electric Capital Corporation, as the Administrative Agent and Collateral Agent, First Union Capital Markets, Inc., as Documentation Agent, and the Lenders and the Issuing Bank named therein, amended the Revolving Credit Facility to provide for (1) a working capital facility of $45.0 million, based on eligible accounts receivable and inventory, and (2) a $20.0 million term loan. In addition, certain terms relating to the eligibility of accounts receivable used in determining the amount available under the working capital facility were relaxed. The amendment also provides for certain additional financial covenants including a leverage ratio and fixed charge ratio. The Revolving Credit Facility was further amended to permit the issuance of additional shares of IXnet common stock, to permit the incurrence of certain deferred payment obligations, and to modify certain financial ratios applicable through January 15, 2000, at which time the Company expects that such ratios will be reset in accordance with updated future projections. The Company has segregated marketable securities to satisfy such deferred payment obligations.

    Under the Revolving Credit Facility, substantially all of the Company's real and personal property is pledged as collateral, including inventory, accounts receivable and substantially all of the common stock of its significant subsidiaries.

    The $20.0 million term loan is repayable in quarterly installments of $1.3 million, which commenced on September 30, 1999 and initially bears interest at LIBOR plus 2.75% or at the base rate plus 1.75%, at the Company's option. The base rate is equal to the higher of (1) the rate of interest announced publicly by Citibank, N.A. at its head office in New York as the base rate of Citibank and (2) 1/2 of 1% per annum above the federal funds rate, as defined in the Revolving Credit Facility. The proceeds of the term loan were used to repay borrowings outstanding under and for fees incurred in connection with the Revolving Credit Facility.

    Loans made under the working capital facility initially bear interest, at the Borrower's option, at the base rate plus 1.5% or LIBOR plus 2.5%. At September 30, 1999, $14.7 million was outstanding. The Revolving Credit Facility also provides a $10.0 million sub-limit for the issuance of letters of credit, of which $8.9 million was outstanding at September 30, 1999. Availability

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


    under the working capital facility at September 30, 1999, after giving effect to the outstanding borrowings and letters of credit, approximated $17.9 million.

    The base rate and LIBOR rate for the Revolving Credit Facility are subject to step-downs based on the Company's leverage ratio.

    The Revolving Credit Facility requires the Company to pay a commitment fee equal to 0.5% per annum on the unused commitment amount. The Company incurred $0.1 million and $0.3 million in commitment fees and $0.4 million and $0.1 million of interest amortization, for the years ended September 30, 1999 and 1998, respectively, associated with the Revolving Credit Facility.

10. Long-Term Debt:

    Senior Discount Notes
    ----------------------
    On April 30, 1998, the Company issued $247.4 million aggregate principal amount at maturity ($180.0 million proceeds at issuance) of 10 7/8% Senior Discount Notes due 2008. The Notes were issued under an indenture between the Company, as issuer, and United States Trust Company of New York, as trustee. The indenture contains certain restrictive covenants which impose limitations on the Company and its subsidiaries, including, (i) indebtedness, (ii) restricted payments, (iii) dividends, (iv) issuance and sale of capital stock of subsidiaries, (v) issuance of guarantees by subsidiaries, (vi) certain transactions with shareholders and affiliates,
    (vii) liens, (viii) sale-leaseback transactions, and (ix) asset sales.

    The Notes were issued at a discount to their aggregate principal amount resulting in gross proceeds to the Company of $180.0 million. Although interest on the Notes will not accrue until May 1, 2001 (the "Interest Accrual Date"), the Notes will accrete in value to the principal amount by the Interest Accrual Date. The Notes will bear interest at 10 7/8% from the Interest Accrual Date through redemption and is payable semiannually on May 1 and November 1. There are no sinking fund payments related to the Notes.

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

    The Notes are unsubordinated, unsecured indebtedness of IPC Information Systems, ranking pari passu in right of payment with all existing and future unsubordinated, unsecured indebtedness of IPC Information Systems and senior in right of payment to all existing and future subordinated indebtedness of IPC Information Systems.

    Interest expense, net includes $21.0 million and $8.2 million related to the amortization of the discount of the Notes and $0.3 million and $0.4 million related to issuance costs of the Notes, for the years ended September 30, 1999 and 1998, respectively.

    The estimated fair value of the Notes, calculated using the quoted closing price of the bonds was $192.7 million and $178.1 million at September 30, 1999 and 1998, respectively.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    Saturn Note
    -----------

    In conjunction with the acquisition of Saturn, two notes were issued and assumed by the Company in the aggregate amount of $12.5 million. The first is a 3 year $7.5 million note issued to Marshalls Finance Ltd. bearing interest at a rate of the UK Sterling plus 3%. The second note assigned to IXnet in accordance with the acquisition of Saturn amounting to $5.0 million. Under the agreement, the assumed Marshalls note is subject to a working capital adjustment and right of offset. This working capital adjustment was settled in June 1999 resulting in a reduction of the obligation by approximately $2.0 million.

    Strategic Agreement
    -------------------

    In connection with the Strategic Agreement, IXnet agreed to pay $10.0 million over a six-month period ending on April 1, 2000.

    Future debt payments required by the Saturn Note, the Marshalls Note, the Strategic Agreement and the Revolving Credit Facility (included as a $14.7 million payment in fiscal 2000) at September 30, 1999 are as follows (In thousands):

               Fiscal
               ------
                2000                      $29,402
                2001                        3,189
                2002                        2,445
                                          -------
                                          $35,036
                                          =======

    The future payments noted above exclude any payments in relation to the Senior Note Indenture. The interest payments relating to the indenture begin paying semi-annually on November 1, 2001.

11. Deferred Compensation and Other Benefit Plans:

    Deferred Compensation
    ---------------------

    The Company has deferred compensation agreements with certain past key officers and employees. Payments began in 1992 and continue through 2019. The gross and discounted present value (using an interest rate of 7.5%), net of cash payments, of the amounts to be paid under these agreements, aggregated $6.6 million and $3.6 million at September 30, 1999 and $6.9 million and $3.9 million at September 30, 1998, respectively.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    Approximate payments for subsequent annual periods related to the deferred compensation agreements, at September 30, 1999, are as follows (In thousands):

    2000                                                       $   320
    2001                                                           390
    2002                                                           471
    2003                                                           490
    2004                                                           434
    Thereafter                                                   4,503
                                                                ------
                                                                $6,608
                                                                ======

    Pension Plans
    -------------
    IPC maintains a 401(k) savings plan for all eligible US employees. According to plan provisions, IPC contributions are discretionary and are subject to approval by the Board of Directors. Eligible employees may contribute up to 15% of their annual compensation. IPC contributed $0.7 million, $0.6 million and $0.4 million to the plan for the years ended September 30, 1999, 1998 and 1997, respectively.

    IPC-UK has a defined contribution plan covering all UK employees. Employee contributions are limited by statute, generally not to exceed 17.5% of base salary. IPC-UK contributions, net of forfeitures, were $0.2 million per year for the years ended September 30, 1999, 1998 and 1997.

    The Company paid to Kleinknecht Electric Company ("KEC") and Kleinknecht Electric Company - New Jersey ("KEC-NJ"), both affiliated companies, in accordance with labor pooling agreements, approximately $8.1 million, $7.6 million, and $7.6 million for the years ended September 30, 1999, 1998 and 1997, respectively, representing pass-through contributions to various union sponsored pension plans.

    IPC Employee Stock Option and Purchase Plan
    -------------------------------------------
    In connection with the Merger, the employee stock purchase plan was terminated April 30, 1998. On April 30, 1998 the Company terminated its existing plan and replaced it with a new stock option plan. Under the new plan, employees generally vest in stock options over a five-year period.

    In connection with the Reorganization, IPC Information Systems assigned, and IPC assumed, the obligations for the performance of the IPC Information Systems, Inc. 1998 Stock Incentive Plan, which, effective as of December 3, 1998 had been amended to increase its share reserve from 1,108,224 to 1,538,322 shares of the Company's Common Stock and which was renamed the "IPC Communications, Inc. 1999 Stock Incentive Plan." The Stock Incentive Plan provides for the grant of options to purchase Common Stock of the Company to certain officers, employees, consultants and directors of the Company and its subsidiaries.

    IXnet Stock Option Plan
    -----------------------
    During May 1999, IXnet's Board of Directors and the Company approved the IXnet, Inc. 1999 Stock Option Plan authorizing the grant of options to purchase up to 7,053,409 shares of IXnet's common stock. At that time, options to purchase 6,530,184 shares were granted to employees, directors and others at an exercise price of $13.96 per share. Except for 1,763,352 options granted

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    to IXnet's chief executive officer which vested immediately, such options vest over four years. Such options become exercisable, to the extent then vested, 30 months from the date of grant.

    Stock Compensation Data
    -----------------------

    A summary of the Company's stock option plan as of September 30, 1999, 1998 and 1997 and changes during the years then ended is presented below (In thousands).

                                                        IPC Stock Option Plan
                                                        ---------------------
                                          Consolidated                   IXnet Employee Options       IXnet 1999 Stock Option Plan
                                         --------------                  ------------------------     ----------------------------
                                                       Weighted                          Weighted                     Weighted
                                   Number of           Average            Number of       Average       Number of     Average
                                    Options         Exercise Price         Options    Exercise Price     Options   Exercise Price
                                   ---------           ---------          ---------      ---------      ---------   ------------


Outstanding at September 30, 1996   1,652,402           $ 8.05            231,000         $ 7.93            -               -
Granted                               791,000           $ 7.42            186,000         $ 7.25            -               -
Exercised                             (39,730)          $ 7.00            (26,666)        $ 6.83            -               -
Forfeited                            (356,472)          $ 8.18            (53,334)        $ 7.53            -               -
                                   ----------                            --------
Outstanding at September 30, 1997   2,047,200           $ 7.81            337,000         $ 7.71            -               -
Granted                               200,000           $12.50            401,734         $10.50            -               -
Granted                             1,071,284           $10.50                  -              -            -               -
Exercised                             (63,722)          $ 7.47             (4,998)        $ 8.00            -               -
Exercised and retired at merger    (1,814,266)          $ 7.37           (328,000)        $ 7.70            -               -
Forfeited                            (369,212)          $12.58             (4,002)        $ 7.63            -               -
                                   ----------                            --------
Outstanding at September 30, 1998   1,071,284           $10.50            401,734         $10.50            -               -
May 4, 1999 initial grant                   -                -                  -              -    6,530,184          $13.96
Granted                               647,443           $20.13            195,146         $10.50      489,764          $16.04
Exercised                            (490,576)          $10.50           (160,300)        $10.50            -               -
Forfeited                            (120,220)          $10.50            (22,868)        $10.50      193,919          $13.98
                                   ----------                            --------                   ---------
Outstanding at September 30, 1999   1,107,931           $16.13            413,712         $10.50    6,826,029          $14.11
                                   ==========                            ========                   =========

Options exercisable
   At September 30, 1997              544,990           $ 7.44                  -              -            -               -
   At September 30, 1998                    -                -                  -              -            -               -
   At September 30, 1999            1,107,931           $10.50            413,712         $10.50            -               -

    The weighted average contractual life of stock options outstanding at September 30, 1999 was 9.1 years.

    In connection with the IPO of IXnet, the Company recognized $9.1 million of compensation expense during the year ended September 30, 1999.
    Additionally, in connection with the April 30, 1998 Merger, included in the $10.6 million non-recurring change in control expense, the Company recognized compensation expense in the amount of $5.9 million, representing payments to option holders upon cancellation of their stock options. As a result of the charges mentioned above, under the provisions of SFAS No. 123, the Company's net income and earnings per share on a pro forma basis is the same as actual for the years ended September 30, 1999 and 1998. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined based on the fair value at the grant date for awards in fiscal 1997, consistent with the provisions of

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


    SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (In thousands, except per share amounts).

                                                                           For the year ended
                                                                               September 30,
                                                                -----------------------------------------
                                                                  1999             1998            1997
                                                                -------           -------         -------
Net (loss) income - as reported                                 $(32,456)          $2,278          $3,834
Net (loss) income - pro forma                                   $(37,039)          $2,278          $2,934
Basic (loss) earnings per share - as reported                   $  (3.97)          $ 0.14          $ 0.18
Basic (loss) earnings per share - pro forma                     $  (4.53)          $ 0.14          $ 0.14
Diluted (loss) earnings per share - as reported                 $  (3.97)          $ 0.14          $ 0.18
Diluted (loss) earnings per share - pro forma                   $  (4.53)          $ 0.14          $ 0.14

    The fair value of each option grant is estimated on the date of the grant using the "Black-Scholes option-pricing model" with the following weighted average assumptions used for grants for the years ended September 30, 1999, 1998 and 1997; zero dividend yield; expected volatility of 55%; weighted average risk-free interest rate of 6.5% in fiscal 1999, 6.19% in fiscal 1998 and 6.03% in fiscal 1997; and expected lives of 5 years in fiscal 1999, 4.78 years in 1998 and 4 years for fiscal 1997.

12. Earnings Per Share:

    The following is a reconciliation of the computations of basic and diluted earnings per share (In thousands, except per share amounts).

                                                               Year Ended September 30,
                                                    --------------------------------------------
                                                          1999            1998           1997
                                                    ------------      -----------    -----------

Basic earnings (loss) per share computation
Net Income (loss)                                        $(32,456)        $ 2,278        $ 3,834
                                                    -------------     -----------    -----------
   Weighted average common shares outstanding               8,172          15,774         21,328
Total shares                                                8,172          15,774         21,328
                                                    =============     ===========    ===========
Basic earnings (loss) per share                          $  (3.97)        $  0.14        $  0.18
                                                    =============     ===========    ===========

                                                               Year Ended September 30,
                                                    --------------------------------------------
                                                             1999            1998           1997
                                                    -------------     -----------    -----------
Diluted earnings (loss) per share computation
Net income (loss)                                        $(32,456)        $ 2,278        $ 3,834
                                                    -------------     -----------    -----------
   Weighted average common shares outstanding               8,172          15,774         21,328
  Common stock equivalent of stock options                      -             167             80
                                                    -------------     -----------    -----------
Total shares                                                8,172          15,941         21,408
                                                    =============     ===========    ===========
Diluted earnings (loss) per share                        $  (3.97)        $  0.14        $  0.18
                                                    =============     ===========    ===========

     Approximately 1,071,284 and 318,000 stock options were outstanding for the years ended September 30, 1998 and 1997, respectively, which were not included in the computation of diluted earnings per share because the exercise prices exceeded the average market price of the Company's common stock for each period. For the year ended September 30, 1999, Common

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


     Stock equivalents of stock options were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

13. Commitments and Contingencies:

    Operating Leases
    ----------------
    The Company has entered into various operating leases primarily for real estate and related lines and equipment.

    Rental expenses under operating leases were $20.8 million, $17.4 million and $13.7 million for the years ended September 30, 1999, 1998 and 1997, respectively.

    Future minimum annual rental payments required under noncancellable operating leases at September 30, 1999 are as follows (In thousands):

      2000                                                      $28,530
      2001                                                        9,665
      2002                                                        8,353
      2003                                                        7,436
      2004                                                        6,789
     Thereafter                                                   4,379
                                                                -------
                                                                $65,151
                                                                =======

    Capital Leases
    --------------

    The Company has entered into capital lease agreements for certain network switching equipment and for certain computer equipment and software. Total assets acquired under capital leases was approximately $31.1 million at September 30, 1999 and $22.4 million at September 30, 1998. The accumulated depreciation and amortization at September 30, 1999 and 1998 was approximately $12.1 million and $6.1 million, respectively.

    Future minimum lease payments required under noncancellable capital leases at September 30, 1999 are as follows (In thousands):

      2000                                                      $13,189
      2001                                                       12,249
      2002                                                        7,854
      2003                                                        4,540
      2004                                                        1,525
                                                                -------
                                                                 39,357
       Less, amount representing interest                        17,441
                                                                 ------
     Net present value of minimum lease payments under
       capital leases                                           $21,916
                                                                =======

14. Related Party Transactions:

    Services Provided
    -----------------

    Affiliated companies performed various services and provided certain equipment to the Company. Services and/or equipment provided by affiliates are billed to the Company and settled through a periodic cash transfer to the respective affiliate.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



    The Company has a written arrangement with KEC and KEC-NJ with respect to a pool of field technicians utilized by the Company. KEC and KEC-NJ are responsible for administering the payroll and related benefits for these technical and clerical workers and the Company reimburses all compensation and benefits paid by KEC and KEC-NJ attributable to services performed for the Company plus a fee equal to 2.5% of such costs. Effective for the fiscal year 1997, the parties amended these agreements to provide a fixed fee payment of $50 thousand per month in lieu of the fee payment of 2.5%. Approximately $53.0 million, $51.7 million and $52.7 million of technical labor, and $2.1 million, $2.0 million and $2.2 million of administrative labor was provided through agreements with KEC and KEC-NJ during the years ended September 30, 1999, 1998 and 1997, respectively.

    For the years ended September 30, 1999, 1998 and 1997, KEC and KEC-NJ billed the Company payroll administrative services of $0.6 million annually. Included in prepaid expenses and other current assets is a net related party receivable of $0.6 million at September 30, 1999. $0.3 million of net related party payable is included in accrued expenses at September 30, 1998.

    A portion of the Company's New York branch operation was co-located with KEC through 1997 in a building owned by Knight Ventures, Inc., a company owned by Richard P. Kleinknecht and Peter J. Kleinknecht (the "Former Principal Stockholders"). For the year ended September 30, 1997 the Company was charged rent of approximately $0.2 million.

    Subcontracts and Other
    ----------------------
    The Company and other companies controlled by the Former Principal Stockholders periodically subcontract certain work to one another. Amounts charged to companies controlled by the Former Principal Stockholders under subcontracts with IPC for the years ended September 30, 1999, 1998 and 1997 were approximately $3.1 million, $2.9 million and $0.1 million, respectively, while amounts charged to IPC under subcontracts with companies controlled by the Former Principal Stockholders were approximately $0.1 million, $0.2 million and $0.3 million, respectively.

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

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued


15. Income Taxes:

    Pretax (loss) earnings consisted of the following (In thousands):

                                                             For the year ended September 30,
                                                ---------------------------------------------------------
                                                      1999                 1998                 1997
                                                --------------     ------------------     ---------------

        United States                                 $(31,955)              $(18,275)             $1,689
        Foreign                                          6,072                 26,744               6,425
                                                --------------     ------------------     ---------------
        Total pretax (loss) earnings                   (25,883)              $  8,469              $8,114
                                                ==============     ==================     ===============


    The provision for income taxes consisted of the following:

                                                              For the year ended September 30,
                                                ---------------------------------------------------------
                                                       1999                1998                 1997
                                                ----------------    ----------------     ----------------
           Current:
             Federal                                           -             $   295               $ (182)
             State and local                                 687               1,545                2,037
             Foreign                                       3,561               9,120                2,342
                                                ----------------    ----------------     ----------------
                                                          $4,248             $10,960               $4,197
                                                ----------------    ----------------     ----------------
           Deferred:
             Federal                                      $2,549             $(3,737)              $  323
             State and local                                 750                (885)                   9
             Foreign                                         421                (147)                (249)
                                                ----------------    ----------------     ----------------
                                                           3,720              (4,769)                  83
                                                ----------------    ----------------     ----------------
           Income tax provision                           $7,968             $ 6,191               $4,280
                                                ================    ================     ================

     The components of net deferred tax assets are as follows (In thousands):

                                                                             September 30,
                                   ------------------------------------------------------------------------------------------------
                                                      1999                                                 1998
                                   ---------------------------------------------         ------------------------------------------
                                       US            Foreign             Total               US           Foreign           Total
                                   ---------       ----------          ---------         ---------       ---------        ---------
Deferred tax assets:
Excess of book over tax
 depreciation                      $    189               -            $    189           $   745            $ 91           $   836
Amortization of intangibles           4,701               -               4,701               621               -               621
Inventory and receivables             1,388               -               1,388             2,685             569             3,254
Accrued expenses                      2,658              369              3,027             4,510              20             4,530
Net operating loss carryforward      13,649              291             13,940                 -               -                 -
AMT tax credit carryforward             334               -                 334               128               -               128
Foreign tax credit carryforward       4,657               -               4,657             3,999               -             3,999
                                   --------         -------          ----------         ---------         -------         ---------
    Total                            27,576              660             28,236            12,688             680            13,368
    Less valuation allowance        (20,133)           (291)            (20,424)           (3,999)              -            (3,999)
                                   --------         -------          ----------         ---------         -------         ---------

Total deferred tax assets          $  7,443           $ 369            $  7,812           $ 8,689            $680           $ 9,369

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued

Deferred tax liabilities:
Excess of book over tax             (2,068)           (110)             (2,178)              (15)              -               (15)
 depreciation
                               ------------         -------          ----------         ---------         -------         ---------

Net deferred tax assets            $  5,375           $ 259            $  5,634           $ 8,674            $680           $ 9,354
                               ============         =======          ==========         =========         =======         =========

    A valuation allowance is provided for foreign tax credit carryforwards, net operating loss carryforwards related to IXnet and certain foreign net operating loss carryforwards which expire at various times. The U.S. net operating loss of $40.1 million as of September 30, 1999 expires in the year 2019.

    A reconciliation between the statutory US federal income tax rate and the Company's effective tax rate, excluding minority interest, is as follows:


                                                                    For the year ended September 30,
                                                       --------------------------------------------------------
                                                              1999                 1998                1997
                                                       --------------       -----------------     --------------

         Statutory US federal tax rate                     (35.0%)                 35.0%              35.0%
         State and local income taxes,
             net of federal benefit                          3.6                    7.8                16.4
         Incremental foreign tax effect                      7.2                    22.3                 -
         Losses with no benefit                              62.3                     -                  -
         Other, net                                         (7.3)                    8.0                1.4
                                                       --------------       -----------------     --------------
                                                           (30.8%)                  73.1%              52.8%
                                                       ==============       =================     ==============

16. Business Segment and Geographic Information:

    Business Segments
    -----------------
    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.

    The Company's operations include trading systems, ITS and IXnet. Trading systems reports sales of turret systems to distributors and direct sales and installations of turret systems as "Product sales and installation". It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service". ITS reports revenue from the design, integration and implementation of cabling infrastructure projects including LAN's and WAN's, and from the sales of intelligent network products, such as hubs, bridges and routers as "Product sales and installation". It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." IXnet reports revenue from sales of premium voice, managed bandwidth and outsourcing services, and to a lesser extent, switched voice, shared internet protocol and other services (In thousands).

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



                                         Trading
                                         Systems           ITS              IXnet           Eliminations         Consolidated
                                     -------------    ------------    --------------     ----------------     -----------------
Fiscal Year 1999:
Revenue:
   Product sales and installation         $122,836         $55,365                 -                    -              $178,201
   Service                                  71,734          15,748          $ 73,509                    -               160,991
   Intersegment                                  -               -               106                $(106)                    -
                                     -------------    ------------    --------------     ----------------     -----------------
Total Revenue                              194,570          71,113            73,615                 (106)              339,192
Gross profit (excluding
     depreciation and amortization)         98,189           9,090               778                 (106)              107,951
Research & development                       9,786               -                 -                    -                 9,786
Selling, general & administrative (a)       22,975           4,458            21,627                 (106)               58,047
Depreciation & amortization                  8,177             357            21,576                    -                30,110
Stock compensation charge                        -               -             9,079                    -                 9,079
                                     -------------    ------------    --------------     ----------------     -----------------
Income from operations                    $ 57,251         $ 4,275          $(51,504)                   -              $    929
                                     =============    ============    ==============     ================     =================
EBITDA (b)                                $ 65,428         $ 4,632          $(20,849)                   -              $ 40,118
                                     =============    ============    ==============     ================     =================
Total assets (c)                          $193,548         $23,806          $195,855                    -              $413,209
                                     =============    ============    ==============     ================     =================

Fiscal Year 1998:
Revenue:
   Product sales and installation         $133,233         $40,117                 -                    -              $173,350
   Service                                  63,592          23,192          $ 35,683                    -               122,467
   Intersegment                                  -               -               170                $(170)                    -
                                     -------------    ------------    --------------     ----------------     -----------------
Total Revenue                              196,825          63,309            35,853                 (170)              295,817
Gross profit (excluding
     depreciation and amortization)         98,610           7,948               371                 (170)              106,759
Research & development                       8,276               -                 -                    -                 8,276
Selling, general & administrative (a)       22,018           5,146            13,626                 (170)               53,345
Depreciation & amortization                  6,209             421             9,060                    -                15,690
Change in control expense                    8,837             453             1,350                    -                10,640
                                     -------------    ------------    --------------     ----------------     -----------------
Income from operations                    $ 53,270         $ 1,928          $(23,665)                   -              $ 18,808
                                     =============    ============    ==============     ================     =================
EBITDA (b)                                $ 68,316         $ 2,802          $(13,255)                   -              $ 45,138
                                     =============    ============    ==============     ================     =================
Total assets (c)                          $202,859         $24,280          $ 14,503                    -              $241,642
                                     =============    ============    ==============     ================     =================

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued




Fiscal Year 1997:
Revenue:
   Product sales and installation         $122,493         $57,485                 -                    -              $179,978
   Service                                  55,146          17,261          $ 17,673                    -                90,080
   Intersegment                                  -               -               165                $(165)                    -
                                     -------------    ------------    --------------     ----------------     -----------------
Total Revenue                              177,639          74,746            17,838                 (165)              270,058
Gross profit (excluding
     depreciation and amortization)         71,602           5,344            (2,020)                (165)               74,761
Research & development                       8,490               -                 -                    -                 8,490
Selling, general & administrative (a)       24,632           4,904             7,576                 (165)               48,100
Depreciation & amortization                  4,776             394             3,460                    -                 8,630
                                     -------------    ------------    --------------     ----------------     -----------------
Income from operations                    $ 33,704         $    46          $(13,056)                   -              $  9,541
                                     =============    ============    ==============     ================     =================
EBITDA (b)                                $ 38,480         $   440          $ (9,596)                   -              $ 18,171
                                     =============    ============    ==============     ================     =================
Total assets (c)                          $135,779         $13,035          $ 10,083                    -              $158,897
                                     =============    ============    ==============     ================     =================

(a) Consolidated selling, general & administrative includes corporate general & administrative expenses of $9,093, $12,725 and $11,153 for the years ended September 30, 1999, 1998 and 1997 respectively.

(b) Earnings before interest, taxes, depreciation and amortization ("EBITDA") represents operating income plus depreciation and amortization. EBITDA for the year ended September 30, 1999 excludes $9.1 million of deferred compensation expense and for the year ended September 30, 1998 excludes a $10.6 million non-recurring change in control expense.

(c) The Company's management reviews corporate assets combined with trading system's assets.


     Geographic sales information is based on the currency in which the customer is billed. Information about the Company's operations by geographic area is as follows (In thousands):


                                                           For the year ended September 30,
                                                 --------------------------------------------------
                                                       1999              1998              1997
                                                 --------------    --------------    --------------

Revenues:
North America                                          $242,479          $211,237          $205,745
Europe                                                   73,306            70,708            50,682
Asia/Pacific and other                                   23,407            13,872            13,631
                                                 --------------    --------------    --------------
                                                       $339,192          $295,817          $270,058
                                                 ==============    ==============    ==============

Long Lived Assets:
United States                                          $ 97,252          $ 72,104          $ 36,232
United Kingdom                                            1,813            12,636            11,042
Rest of World                                                92               101                 -
                                                 --------------    --------------    --------------
                                                       $ 99,157          $ 84,841          $ 47,274
                                                 ==============    ==============    ==============

    No single customer accounted for 10% or more of total revenues for the years ended September 30, 1999, 1998 and 1997.

                           IPC COMMUNICATIONS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued



   17.  Quarterly Financial Information (unaudited):

        The following tables set forth unaudited quarterly financial information for the years ended September 30, 1999 and 1998 (In thousands, except per share amounts):


                                                                      Quarter Ended
                                              -------------------------------------------------------------
                                               December 31,      March 31,     June 30,      September 30,
                                               -----------       --------      --------      --------------
        Year ended
        September 30, 1999:
        -------------------
        Revenue                                     $67,750        $80,933     $ 91,206           $ 99,303
        Gross profit (excluding                      27,769         31,424       19,847             28,911
           depreciation and amortization)
        Net income (loss)                            (3,659)        (3,291)     (11,610)           (13,896)
        Basic and diluted (loss) per share           ($0.45)        ($0.41)      ($1.44)            ($1.70)

        Year ended
        September 30, 1998:
        -------------------

        Revenue                                     $67,052        $61,145     $ 77,954           $ 89,666
        Gross profit (excluding                      26,627         23,713       31,536             24,883
           Depreciation and amortization)
        Net income                                    3,594          2,154       (3,839)               369
        Basic and diluted earnings (loss)
        per share                                   $  0.17        $  0.10       ($0.31)          $   0.05


    The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

    In connection with the Merger, the Company incurred a pre-tax non-recurring charge for change in control expenses of $10.6 million in the quarter ended June 30, 1998. As a result of this charge, the Company incurred a net loss in the quarter and diluted earnings per share was not calculated as the common stock equivalents would have had an anti-dilutive effect. For the year ended September 30, 1999, Common Stock equivalents of stock options were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

This information required by this Item 10 is incorporated by reference from the "Directors and Executive Officers of the Registrant" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

This information required by Item 11 is incorporated by reference from the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

This information required by this Item 12 is incorporated by reference from the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

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

      As of October 1, 1993, the Company and KEC-NY entered into a 20-year contract with respect to a pool of field technicians and administrative employees, who are members of the International Brotherhood of Electrical Workers ("IBEW"), Local 3 and are utilized by either the Company or KEC-NY on an ongoing or per project basis. The Company and KEC-NJ also entered into a comparable 20-year agreement with respect to a similar pool of employees who are members of IBEW, Local 164T. Effective April 30, 1998, the Company and KEC-NY and KEC-NJ entered into amended and restated agreements with respect to these labor pools. The Company, KEC-NY and KEC-NJ have benefited from these arrangements by allowing each company to draw from a larger pool of field technicians and retaining the more highly trained and skilled technicians for a broader range of projects. KEC-NY and KEC-NJ are responsible for administering the payroll and related services for Company employees in these pools. The Company pays all such compensation and benefits by reimbursement to KEC-NY or KEC-NJ, as appropriate, plus an administration fee equal to 2.5% of such costs. Effective October 3, 1996, the parties agreed to amend this agreement to provide for a flat administrative fee of $50,000 per month (apportioned between KEC-NY and KEC-NJ). The total amounts paid by the Company for compensation and benefits under these arrangements in the fiscal years ended September 30, 1999, 1998 and 1997 were $55.1 million, $53.7 million and $54.9 million, respectively. In addition, the Company paid $0.6 million in the fiscal years ended September 30, 1999, 1998 and 1997 in related administrative fees.

     The Company periodically subcontracts certain work to KEC-NY or KEC-NJ. Amounts charged to these companies under subcontracts with the Company for the years ended September 30, 1999, 1998 and 1997 were approximately $3.1 million, $2.9 million and $0.1 million, respectively, while amounts charged to the Company under subcontracts with these companies were approximately $0.1 million, $0.2 million and $0.3 million, respectively.

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

     Effective as of June 1, 1998, the Company entered into a Consulting Agreement with Little Knight Music, Inc., a corporation controlled by Russell G. Kleinknecht (a former executive officer of the Company), for a term of eighteen
(18) months under which Mr. Kleinknecht may be required to perform certain consulting services. In consideration of such consulting services, the Company has and will make monthly payments equaling $37,324 and totaling $707,832. As of the effective date of the Consulting Agreement, Mr. Kleinknecht owed the Company a total of $267,893 (consisting of employee loans, advances and accrued interest thereon). Payments under the Consulting Agreement were offset by the Company against such outstanding loans, which loans were paid in full prior to December 31, 1998. In addition to the foregoing, the Company agreed to reimburse Mr. Kleinknecht for a portion of the costs incurred by him for continuation of medical, dental and hospitalization benefits during the term of such agreement.

     As of July 1, 1999, IXnet and IPC entered into an inter-company agreement which provides, among other matters, for IPC to furnish up to $50.0 million of credit, including the provision of letters of credit, guarantees and other forms of credit enhancements limited to $6.25 million per fiscal quarter, commencing on July 1, 1999 and continuing through the quarter ending June 30, 2001. Outstanding notes payable on July 1, 1999 and additional amounts borrowed under the agreement bore interest at the Base Rate plus 2%. Any and all amounts advanced by IPC to IXnet and/or its subsidiaries which are outstanding on June 30, 2001 shall be immediately due and payable. The amount due IPC at September 30, 1999 and 1998, respectively, was $52.1 million and $20.1 million. For the quarter ended September 30, 1999, the $6.25 million limitation had been exceeded representing a delay in reimbursement of a fourth quarter funding by IPC, the transfer of a UK VAT receivable from IPC's records to IXnet's and interest expense on the outstanding amounts. The amounts were subsequently reimbursed and the intercompany balances are now consistent with the intercompany agreement. All intercompany transactions are eliminated upon consolidation.

     On December 8, 1999, the Company announced that it had signed a contract with Citigroup to install the new Alliance MX in over 1,150 positions at their new trading room in Canary Wharf, London. The installation will be implemented in two phases, with the first phase scheduled to be completed by July 2000. IPC's largest shareholder Cable Systems Holdings LLC which is controlled by Citigroup Venture Capital. Through Cable Systems Holdings LLC, Citigroup Venture Capital holds an approximate 60% stake in the Company.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------

(a)(1)    Financial Statements

          Report of Independent Accountants                                   37

          Consolidated Balance Sheets as of September 30, 1999 and 1998       38

          Consolidated Statements of Operations For the Years Ended
                 September 30, 1999, 1998 and 1997                            39

          Consolidated Statements of Cash Flows For the Years Ended
                 September 30, 1999, 1998 and 1997                            40

          Consolidated Statements of Stockholders (Deficit) Equity
                 For the Years Ended September 30, 1999, 1998 and 1997        41

          Notes to the Consolidated Financial Statements                 42 - 62

          (a)(2) Financial Statement Schedule

Schedule II:  Valuation and Qualifying Accounts                               71


          Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

          (b) Reports on Form 8-K

              Current report on Form 8-K, dated July 1, 1999, relating to the adoption of the Amended and Restated Credit Agreement, dated as of June 21, 1999 among IPC Information, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein.

              Current report on Form 8-K, dated July 2, 1999, relating to the adoption of Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of June 21, 1999 among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein.

          (c) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.  Description
-----------  -----------

   2.1* Agreement and Plan of Merger, dated as of December 18, 1997, between IPC Information Systems, Inc. and Arizona Acquisition Corp.

   2.2* Stockholders' Agreement, dated as of December 18, 1997, among Arizona Acquisition Corp., Richard P. Kleinknecht, Peter J. Kleinknecht, Russell G. Kleinknecht and other signatories thereto.

   2.3* Agreement for Sale/Purchase of the Issued Share Capital of Saturn Global Network Services Holdings Limited dated August 7, 1998 (as amended on December 18, 1998) among Marshalls 106 Limited, Marshalls Finance Limited, International Exchange Networks, Ltd. and IPC Information Systems, Inc.

   2.4* Agreement and Plan of Merger dated as of May 20, 1999 among IPC Information Systems, Inc., IPC Communications, Inc. and IPC Merger Sub Two, Inc.

   3.1 Certificate of Incorporation of IPC Communications, Inc. (filed herewith).

   3.2       Bylaws of IPC Communications, Inc. (filed herewith).

   3.3*      Restated Certificate of Incorporation of IPC Information Systems,
             Inc.

   3.4*      Amended and Restated Bylaws of IPC Information Systems, Inc.

   4.1 Specimen of IPC Communications, Inc. Stock Certificate (filed herewith).

   4.2* Indenture dated as of April 30, 1998 between IPC Information Systems, Inc. and United States Trust Company of New York, as indenture trustee.

  10.1* Form of Intercompany Agreement among IXnet, Inc., International Exchange Networks, Ltd. and IPC Information Systems, Inc.

  10.2* Form of Tax Sharing Agreement between IPC Communications, Inc. and IXnet, Inc.

  10.3* Form of Registration Rights Agreement between IPC Information Systems, Inc. and IXnet, Inc.

  10.4* Form of Maintenance Agreement between International Exchange Networks, Ltd. and IPC Information Systems, Inc.

  10.5* Employment Agreement dated May 9, 1994, between IPC Information Systems, Inc. and Richard P. Kleinknecht.

  10.6* Letter Agreement, dated October 17, 1995, amending the Employment Agreement between IPC Information Systems, Inc. and Richard P. Kleinknecht.

  10.7* Amended and Restated Employment Agreement, dated as of December 18, 1997, between IPC Information Systems, Inc. and Richard P. Kleinknecht.

  10.8*      Labor Pool Agreement between IPC Information Systems, Inc. and
             KEC-NY.

  10.9* Amended and Restated Labor Pool Agreement, dated as of December 18, 1997, between IPC Information Systems, Inc. and KEC-NY.

  10.10*     Labor Pool Agreement between IPC Information Systems, Inc. and
             KEC-NJ.

  10.11* Amended and Restated Labor Pool Agreement, dated as of December 18, 1997, between IPC Information Systems, Inc. and KEC-NJ.

  10.12* Corporate Opportunity Agreement among IPC Information Systems, Inc., KEC-NY and KEC-NJ.

  10.13* Amended and Restated Corporate Opportunity Agreement, dated as of December 18, 1997, among IPC Information Systems, Inc., KEC-NY and KEC-NJ.

  10.14* Registration Rights Agreement, between IPC Information Systems, Inc. and Richard P. Kleinknecht and Peter J. Kleinknecht.

  10.15* Amended and Restated Investors Agreement, dated as of April 9, 1998, among IPC Information Systems, Inc., Cable Systems Holding LLC, Cable Systems International, Inc., Richard P. Kleinknecht, David Walsh, Anthony Servidio, and Lawrence Smith & Horey III, L.P.

  10.16* Share Exchange and Termination Agreement, dated as of December 18, 1997, among IPC Information Systems, Inc., International Exchange Networks, Ltd., David Walsh and Anthony Servidio.

  10.17* Amended and Restated Employment Agreement, dated as of December 18, 1997, between International Exchange Networks, Ltd. and David Walsh.

  10.18* Amendment No. 1, dated as of June 1, 1999, to the Amended and Restated Employment Agreement between David A. Walsh and International Exchange Networks, Ltd.

  10.19* Amended and Restated Employment Agreement, dated as of December 18, 1997, between International Exchange Networks, Ltd. and Anthony Servidio.

  10.20* Employment Agreement, dated as of July 1, 1999, by and between International Exchange Networks, Ltd. and Gerald E. Starr.

  10.21 Form of Employment Agreement for Senior Executives (filed herewith).

  10.22* Amended and Restated Credit Agreement, dated as of June 21, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein.

  21.1 Subsidiaries of IPC Communications, Inc., including IPC Information Systems, Inc. and its wholly owned subsidiaries (filed herewith).

  23.1       Consent of PricewaterhouseCoopers LLP (filed herewith).

  27         Financial Data Schedule

__________________________
    *  Previously filed

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IPC COMMUNICATIONS, INC.

                                       /s/ Gerald E. Starr
Date: December 28, 1999            By:____________________
                                      Gerald E. Starr
                                      President and Chief
                                      Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          Signature                                        Title                     Date
                         ----------                                      ---------
                 /s/ Peter A. Woog                             Chairman                        December 28, 1999
-------------------------------------------------------------                                -------------------
                     Peter A. Woog

                /s/ Richard P. Kleinknecht                     Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
                    Richard P. Kleinknecht

                /s/ Richard M. Cashin, Jr.                     Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
                    Richard M. Cashin, Jr.

                    /s/ David Y. Howe                          Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
                        David Y. Howe

                /s/ Gerald E. Starr                            Chief Executive Officer,        December 28, 1999
-------------------------------------------------------------                                -------------------
                    Gerald E. Starr                            President and Director
                                                               (Principal Executive Officer)

              /s/ James M. Demitrieus                          Chief Financial Officer and     December 28, 1999
-------------------------------------------------------------                                -------------------
                   James M. Demitrieus                         Director
                                                               (Principal Accounting Officer)

                /s/ David A. Walsh                             Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
                    David A. Walsh
                                                               Director
                /s/ Richard W. Smith                                                           December 28, 1999
-------------------------------------------------------------                                -------------------
                    Richard W. Smith
                                                               Director
                                                                                               December 28, 1999
-------------------------------------------------------------                                -------------------
                     Robert J. McInerney

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IPC INFORMATION SYSTEMS, INC.

                                  /s/ Gerald E. Starr
Date: December 28, 1999       By:_____________________
                                 Gerald E. Starr
                                 President and Chief
                                 Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          Signature                                        Title                     Date
                        ------------                                      -------
           /s/ Peter A. Woog                                   Chairman                        December 28, 1999
-------------------------------------------------------------                                -------------------
               Peter A. Woog

          /s/ Richard P. Kleinknecht                           Director                        December 28, 1999
 ------------------------------------------------------------                                -------------------
              Richard P. Kleinknecht

          /s/ Richard M. Cashin, Jr.                           Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
              Richard M. Cashin, Jr.

                    /s/ David Y. Howe                          Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
                        David Y. Howe

                  /s/ Gerald E. Starr                          Chief Executive Officer,        December 28, 1999
-------------------------------------------------------------                                -------------------
                       Gerald E. Starr                         President and Director
                                                               (Principal Executive Officer)

                 /s/ James M. Demitrieus                       Chief Financial Officer and     December 28, 1999
-------------------------------------------------------------                                -------------------
                     James M. Demitrieus                       Director
                                                               (Principal Accounting Officer)

                  /s/ David A. Walsh                           Director                        December 28, 1999
-------------------------------------------------------------                                -------------------
                       David A. Walsh
                                                               Director
                  /s/ Richard W. Smith                                                         December 28, 1999
-------------------------------------------------------------                                -------------------
                      Richard W. Smith
                                                               Director
                                                                                               December 28, 1999
-------------------------------------------------------------                                -------------------
Robert J. McInerney

                            IPC COMMUNICATIONS, INC.
                                                                     Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
                          (Dollar amounts in thousands)



                                                              Balance
                                                                at         Additions
                                                                        ---------------------------------
                                                           Beginning  Charged to Costs    Charged to                 Balance at End
Description                                                of Period    and Expenses    Other Accounts  Deductions      of Period
-----------                                                ---------- --------------------------------- -----------  --------------

For the Year Ended September 30, 1997:
   Provision for Doubtful Accounts ........................   $ 1,521        $   338            -        $ 344 (1)          $ 1,515
                                                              =======        =======      =======        =====              =======
   Provision for Inventory
      Obsolescence ........................................   $ 6,365        $ 2,106            -        $1,965 (2)         $ 6,506
                                                              =======        =======      =======        =====              =======

For the Year Ended September 30, 1998:

   Provision for Doubtful Accounts ........................   $ 1,515        $ 2,786            -        $1,859 (1)         $ 2,442
                                                              =======        =======      =======        =====              =======

   Provision for Inventory
      Obsolescence ........................................   $ 6,506        $ 3,454            -        $2,906 (2)         $ 7,054
                                                              =======        =======      =======        =====              =======

   Deferred Tax Valuation Allowance .......................   $  --          $ 3,999            -        $  --              $ 3,999
                                                              =======        =======      =======        =====              =======

For the Year Ended September 30, 1999:

   Provision for Doubtful Accounts ........................   $ 2,442        $ 3,236            -        $2,072 (1)         $ 3,606
                                                              =======        =======      =======        =====              =======

   Provision for Inventory
      Obsolescence ........................................   $ 7,054        $ 4,407            -        $6,202 (2)         $ 5,259
                                                              =======        =======      =======        =====              =======

   Deferred Tax Valuation Allowance .......................   $ 3,999        $16,425            -        $  --              $20,424
                                                              =======        =======      =======        =====              =======



(1) Doubtful Accounts Written Off, Net of Cash Recovered
(2) Inventory Written Off