Form 10-Q/A
period 1999-12-31
IPC INFORMATION SYSTEMS INC
filed 2000-04-12
CIK 923071

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q/A

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1999
                               -----------------

Commission file numbers 000-26171 and 000-25492
                        -----------------------

                           IPC Communications, Inc.
                           ------------------------
            (Exact Name of registrant as specified in its charter)


           Delaware                                           13-4060937
---------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

                         IPC Information Systems, Inc.
                         -----------------------------
            (Exact Name of registrant as specified in its charter)


           Delaware                                           58-1636502
---------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


             Wall Street Plaza, 88 Pine Street, New York, NY 10005
             -----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


       Registrant's telephone number, including area code (212) 825-9060
                                                          -------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X               No_________
                         -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at March 10, 2000
----------------------------                   -----------------------------
Common Stock par value $0.01                           8,838,855 shares

                           IPC COMMUNICATIONS, INC.
                              INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----

                         PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at December 31, 1999
          and September 30, 1999                                          1

          Consolidated Statements of Operations for the Three
          Months Ended December 31, 1999 and 1998                         2

          Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 1999 and 1998                   3

          Notes to Consolidated Financial Statements                      4 - 8

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9 - 12

Item 3.   Quantitative and Qualitative Disclosure About Market Risk      12

                         PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings                                              13

Item 2.   Changes in Securities and Use of Proceeds                      13

Item 3.   Defaults Upon Senior Securities                                13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on Form 8-K                               13 - 14

          Signatures                                                     15 - 16

Disclosure regarding forward-looking statements

Statements contained in this Interim Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. Section 21E provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Investors are cautioned that forward-looking statements are inherently uncertain and that undue reliance should not be placed on such forward-looking statements. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Among the factors that could cause actual results, performance, or achievement to differ materially from any future results, performance, or achievements expressed, described, or implied by such forward looking statements are general economic conditions, key employee factors, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors discussed in the Company's other filings with the Securities and Exchange Commission.

                          IPC COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
              (Dollar amounts in thousands, except share amounts)


                                                                                     December 31,     September 30,
                                                                                     ------------------------------
                                                                                         1999             1999
                                                                                     -------------   --------------
                                             ASSETS
Current assets:
   Cash and cash equivalents                                                           $  13,760      $  43,946
   Marketable securities                                                                  48,553         28,357
   Marketable securities, restricted                                                      15,051         20,435
   Trade receivables                                                                      75,567         80,309
   Inventories                                                                            31,373         31,903
   Prepaids and other current assets                                                      23,907         24,807
                                                                                       ---------      ---------
          Total current assets                                                           208,211        229,757

Property, plant and equipment, net                                                       105,740         98,682
Long term marketable securities, restricted                                                6,065          6,065
Debt issuance costs, net                                                                  10,444         10,675
Goodwill and intangible assets, net                                                       62,933         66,203
Other assets                                                                               1,816          1,827
                                                                                       ---------      ---------
          Total assets                                                                 $ 395,209      $ 413,209
                                                                                       =========      =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                     $  17,404      $  23,485
  Accrued liabilities                                                                     42,547         46,343
  Customer advances and deferred revenue                                                  27,054         30,432
  Current portion of notes payable                                                        42,595         34,425
  Current portion of capital leases                                                        6,904          6,265
                                                                                       ---------      ---------
          Total current liabilities                                                      136,504        140,950
 Senior unsecured notes                                                                  214,909        209,230
 Notes payable, less current portion                                                      16,433         18,354
 Lease obligations, less current portion                                                  16,730         15,651
 Other liabilities                                                                         3,557          3,575
                                                                                       ---------      ---------
          Total liabilities                                                              388,133        387,760
                                                                                       ---------      ---------
Minority Interest                                                                         22,261         25,828

Commitments and contingencies

Stockholders' deficit:
  Common stock - $0.01 par value, authorized 25,000,000 shares;
     8,624,903 shares issued and outstanding at December 31, 1999; 8,577,480
     shares issued and outstanding at September 30, 1999                                      86             86
  Paid-in capital                                                                        107,145        104,913
  Accumulated deficit                                                                   (122,020)      (105,594)
  Accumulated other comprehensive income                                                    (396)           216
                                                                                       ---------      ---------
          Total stockholders' deficit                                                    (15,185)          (379)
                                                                                       ---------      ---------
          Total liabilities and stockholders' deficit                                  $ 395,209      $ 413,209
                                                                                       =========      =========

                See Notes to Consolidated Financial Statements.

                           IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
            (Dollar amounts in thousands, except per share amounts)

                                                                       For the three months ended
                                                                               December 31
                                                                --------------------------------------
                                                                        1999                 1998
                                                                -----------------    -----------------
Revenue:
   Product sales and installation                                    $     38,753          $    34,356
   Service                                                                 44,727               33,394
                                                                -----------------    -----------------
                                                                           83,480               67,750
                                                                -----------------    -----------------
Cost of revenue
   Product sales and installation                                          23,768               18,783
   Service                                                                 37,959               25,014
                                                                -----------------    -----------------
                                                                           61,727               43,797
                                                                -----------------    -----------------
        Gross profit (exclusive of depreciation and
           amortization shown separately below)                            21,753               23,953

Research and development expenses                                           2,912                2,401
Selling, general and administrative expenses                               18,911               12,594
Depreciation and amortization                                              10,783                5,661
Stock compensation charge                                                   1,363                    -
                                                                -----------------    -----------------
         (Loss) income from operations                                    (12,216)               3,297

Interest expense, net                                                      (6,795)              (6,191)
Other income, net                                                             196                   76
                                                                -----------------    -----------------
          Loss before provision for income taxes
            and minority interest                                         (18,815)              (2,818)
Provision for income taxes                                                  1,241                  841
                                                                -----------------    -----------------
          Loss before minority interest                                   (20,056)              (3,659)
Minority interest                                                           3,567                    -
                                                                -----------------    -----------------
          Net loss                                                   $    (16,489)         $    (3,659)
                                                                =================    =================

Basic and fully diluted loss per share                               $      (1.95)         $     (0.45)
                                                                =================    =================
 Basic and fully diluted weighted average number
         of shares outstanding                                              8,467                8,076
                                                                =================    =================

                See Notes to Consolidated Financial Statements

                           IPC COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                        (Dollar amounts in thousands)

                                                                                  For the three months ended
                                                                                          December 31,
                                                                               -------------------------------
                                                                                   1999               1998
                                                                               ------------       ------------
Cash flows from operating activities:
Net loss                                                                        $(16,489)          $ (3,659)
Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
   Stock compensation charge                                                       1,363                  -
   Minority Interest                                                              (3,567)                 -
   Depreciation and amortization                                                  10,783              5,542
   Other interest amortization                                                     6,085              5,524
   Provision for doubtful accounts                                                   853                163
Changes in operating assets and liabilities:
   Trade receivables                                                               3,889             13,352
   Inventories                                                                       530             (4,534)
   Prepaids and other current assets                                                 911                (92)
   Accounts payable                                                               (6,082)            (5,906)
   Accrued liabilities and other liabilities                                      (3,039)            (2,229)
   Customer advances and deferred revenue                                         (3,378)            (2,233)
                                                                                --------           --------
          Net cash (used in) provided by operating activities                     (8,141)             5,928
                                                                                --------           --------
Cash flows from investing activities:
   Capital expenditures                                                          (11,367)            (4,597)
   Net increase in investments in marketable securities                          (14,812)                 -
   Acquisitions, net of cash acquired                                                  -            (40,418)
                                                                                --------           --------
          Net cash used in investing activities                                  (26,179)           (45,015)
                                                                                --------           --------
Cash flows from financing activities:
   Proceeds from revolving credit borrowings                                      11,297             20,607
   Principal payments on capital leases                                           (1,486)            (1,135)
   Principal payments on notes payable                                            (5,172)                 -
   Debt issuance costs                                                              (175)              (333)
   Proceeds from the exercise of stock options                                       282                  -
   Other                                                                               -                (42)
                                                                                --------           --------
          Net cash provided by financing activities                                4,746             19,097
                                                                                --------           --------
Effect of exchange rate changes on cash                                             (612)                79
                                                                                --------           --------
Net decrease in cash                                                             (30,186)           (19,911)
Cash and cash equivalents, beginning of period                                    43,946             28,084
                                                                                --------           --------
Cash and cash equivalents, end of period                                        $ 13,760           $  8,173
                                                                                ========           ========

                See Notes to Consolidated Financial Statements.

                           IPC COMMUNICATIONS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.  Background and basis for presentation

     IPC Communications, Inc. ("IPC" or the "Company") is the world's leading supplier of voice trading systems to the financial services community with a sophisticated suite of globally integrated voice and data telecommunications products. IPC focuses on serving the financial trading environment by designing, manufacturing, installing, and servicing products that allow traders around the world to communicate with each other instantly and reliably. In addition, through its subsidiary, IXnet, Inc. ("IXnet"), the Company provides a high performance intelligent global extranet (the "IXnet Extranet") designed exclusively for the financial community. Through a single connection, IXnet delivers end-to-end managed data and voice communications solutions to the financial services community around the world. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial sector.

     IPC became the holding company for IPC Information Systems, Inc. ("IPC Information Systems") effective May 21, 1999 through a merger. Following the merger, IPC represented the same consolidated financial position as IPC Information Systems prior to the merger. Accordingly, the consolidated financial statements included in this Form 10-Q reflect the operations of IPC Information Systems and its subsidiaries through May 20, 1999 and of IPC thereafter.

     In the opinion of management, the accompanying unaudited financial statements include all necessary adjustments (consisting of normal recurring accruals and appropriate intercompany elimination adjustments) for a fair presentation of the financial position of IPC as of December 31, 1999 and 1998, and the results of its operations and cash flows for the three months ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles, commonly referred to as GAAP, for interim financial information applied on a consistent basis. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with IPC's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2. Comprehensive loss

     Effective October 1, 1998, IPC adopted SFAS No. 130 reporting Comprehensive Income. This statement requires the Company to include within its financial statements information on comprehensive income/loss, which is defined as all activity impacting equity from non-owner sources. Comprehensive income/loss includes IPC's net income/loss and foreign currency translation adjustments.

     IPC's total comprehensive loss for the three months ended December 31, 1999 and 1998 was as follows (in thousands):

                                                    Three Months Ended
                                                        December 31,
                                                        ------------
                                                   1999             1998
                                                   ----             ----
         Net loss                               $(16,489)         $(3,659)
         Translation adjustment                     (612)             (51)
                                                --------          -------
         Total comprehensive loss               $(17,101)         $(3,710)
                                                ========          =======

3.  Reclassifications

     Certain reclassifications have been made to the 1998 financial statements in order to conform to the current period's presentation.

4.   Acquisitions and Strategic Agreement:

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

Saturn Global Network Service Holdings Ltd. ("Saturn")
------------------------------------------------------

     On December 18, 1998, International Exchange Networks, Ltd. ("IENL") acquired all of the issued and outstanding common shares of Saturn from Marshalls 106 Limited ("Marshalls"). The acquisition was accounted for using the purchase method of accounting.

     The purchase price for Saturn included a cash payment in the amount of $35.7 million and the issuance of a promissory note in the amount of $7.5 million bearing interest at the UK Sterling Base Rate, as defined, plus three percent and payable over three years. In addition, IXnet assumed indebtedness of Saturn due to Marshalls in the amount of $5.0 million payable over 24 months with interest at 9.25% (the "Marshalls Note"). Under this agreement, the Marshalls Note is subject to a working capital adjustment and right of offset. The working capital adjustment was settled in June 1999 resulting in a reduction of the obligation by approximately $2.0 million.

5. Property, Plant and Equipment (In thousands):

                                                                   December 31,       September 30,
                                                                ----------------    ---------------
                                                                      1999                 1999
                                                                ----------------    ---------------
         Building                                                  $   2,463            $  2,463
         Machinery and Equipment                                      37,145              36,300
         Furniture and Fixtures                                        2,936               2,812
         Leasehold Improvements                                        9,834               9,092
         Network Equipment                                            38,305              39,865
         Network Equipment under capital leases                       38,980              28,649
         Network Software                                             23,405              21,561
         IRU's                                                         9,423               6,692
                                                                ---------------     ---------------
           Total depreciable property, plant and equipment           162,491             147,434
           Less accumulated depreciation and amortization            (57,310)            (49,761)
                                                                ---------------     ---------------
                                                                     105,181              97,673
         Land and other                                                  559               1,009
                                                                ---------------     ---------------
                                                                   $ 105,740            $ 98,682
                                                                ---------------     ---------------

6. Earnings Per Share:

     Since the three months ended December 31, 1999 and 1998 resulted in a net loss, common stock equivalents would have had an anti-dilutive effect. Therefore, diluted earnings per share has not been calculated.

7.  Business Segments:

     The Company's operations include Trading Systems, Information Transport Systems ("ITS") and IXnet. Trading Systems reports sales of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." ITS reports revenue from the design, integration and implementation of cabling infrastructure projects, including Local and Wide Area Networks, and from the sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts, and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." IXnet reports revenue from sales of premium voice, managed bandwidth and outsourcing services, switched voice, shared internet protocol and other services (In thousands):

                                              Trading
                                              Systems               ITS               IXnet              Consolidated
                                        -----------------    ---------------   -----------------     ------------------
For the Three Months ended December 31, 1999
Revenue:
   Product sales and installation                $ 28,339            $10,414            $      -               $ 38,753
   Service                                         18,245              3,485              22,997                 44,727
                                        -----------------    ---------------   -----------------     ------------------
Total revenue                                      46,584             13,899              22,997                 83,480
                                        -----------------    ---------------   -----------------     ------------------
Gross profit (loss)                                22,190              1,311              (1,748)                21,753
Research & development                              2,912                  -                   -                  2,912
Selling, general & administrative (a)               4,897                984              10,153                 18,911
Depreciation & amortization                         2,491                 97               8,195                 10,783
Stock compensation charge                               -                  -               1,363                  1,363
                                        -----------------    ---------------   -----------------     ------------------
Income from operations                           $ 11,890            $   230            $(21,459)              $(12,216)
                                        =================    ===============   =================     ==================

EBITDA                                           $ 14,381            $   327            $(11,901)              $    (70)
                                        =================    ===============   =================     ==================

Total assets at December 31, 1999                $203,327            $21,163            $170,719               $395,209
                                        =================    ===============   =================     ==================
                                              Trading
                                              Systems               ITS               IXnet              Consolidated
                                        -----------------    ---------------   -----------------     ------------------
For the Three Months ended December 31, 1998
Revenue:
   Product sales and installation                $ 27,342            $ 7,014            $      -               $ 34,356
   Service                                         16,650              3,992              12,752                 33,394
                                        -----------------    ---------------   -----------------     ------------------
Total revenue                                      43,992             11,006              12,752                 67,750
                                        -----------------    ---------------   -----------------     ------------------
Gross profit (loss)                                22,397              1,262                 294                 23,953
Research & development                              2,401                  -                   -                  2,401
Selling, general & administrative (a)               5,034              1,025               3,307                 12,594
Depreciation & amortization                         1,657                 82               3,922                  5,661
                                        -----------------    ---------------   -----------------     ------------------
Income from operations                           $ 13,305            $   155            $ (6,935)              $  3,297
                                        =================    ===============   =================     ==================

EBITDA                                           $ 14,962            $   237            $ (3,013)              $  8,958
                                        =================    ===============   =================     ==================

Total assets at December 31, 1998                $219,830            $27,345            $ 30,016               $277,191
                                        =================    ===============   =================     ==================

(a) Consolidated selling, general & administrative includes corporate general & administrative expenses of $2,877 and $3,228 for the quarter ended December 31, 1999 and 1998, respectively.

8.  Stock Compensation Charge:

     In May 1999, IXnet recorded $26.4 million in non-cash deferred stock compensation reflecting the issuance of options to purchase 6,530,184 shares of common stock of IXnet at $13.96 per share. The deferred stock compensation is based upon the deemed fair market value of IXnet's common stock and the exercise price of such options issued on the date of grant. Approximately $1.4 million of stock compensation is included as expense for the three months ended December 31, 1999. The remaining deferred compensation will be amortized over the remaining vesting period of the options. In addition, certain of these options may be treated as variable options and may result in additional compensation expense in future periods.

9. Subsequent Events:

     Effective January 1, 2000, IXnet acquired all of the issued and outstanding common shares of Business Networks of New York, Inc. ("BNNY"). The $26.5 million purchase price consisted of $24.5 million in cash and 45,707 shares of IXnet common stock.

     BNNY is a leader in providing voice and data services to the financial community, primarily in the New York metropolitan area.

     On January 25, 2000, IXnet acquired all of the issued and outstanding common shares of Systems Programming & Network Computing, Inc.
("SPNC"). The purchase price was approximately $1.5 million and consisted of $300,000 in cash, a $100,000 promissory note issued by IXnet and 6,080 shares of IXnet common stock.

     SPNC is a leader in providing and integrating sophisticated multi-systems, multi-platform applications for the financial services community.

     On February 22, 2000, IXnet announced along with its parent, IPC Communications, Inc. that both entities had entered into an agreement and plan of merger with Global Crossing Ltd. valued at $3.8 billion. Under the terms of the merger agreement IXnet stockholders will be entitled to receive 1.184 shares of Global Crossing common stock for each share of IXnet common stock and IPC stockholders will be entitled to receive 5.417 shares of Global Crossing common stock for each share of IPC common stock. Upon completion of the mergers, IPC Information Systems Inc., which will be the successor to IPC Communications, Inc., and IXnet will become wholly owned subsidiaries of Global Crossing. The acquisition will be accounted for using the purchase method of accounting and is expected to close in June 2000.

     From February 20, 2000 to March 8, 2000, three lawsuits purporting to be class action suits were filed in the Delaware Chancery Court in and for New Castle County. The complaints, captioned Weinbtraub v. Smith, et al., Blisko v. Smith, et al., and Koening v. Smith et al., allege that IXnet, IPC, and the individual directors of IXnet and IPC breached their fiduciary duties to IXnet's minority shareholders in connection with the mergers of Global Crossing Ltd., IXnet and IPC. The plaintiffs allege, among other things, that when measured in percentage terms, IXnet's minority stockholders will receive a lower premium for their shares than IPC stockholders. The plaintiffs seek an injunction of the mergers, money damages and attorney's fees. The defendants believe these actions are entirely without merit and will contest them vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (unaudited)

Overview
--------

     IPC Communications, Inc. is the world's leading supplier of voice trading systems to the financial services community with a sophisticated suite of globally integrated voice and data telecommunications products. IPC focuses on serving the financial trading environment by designing, manufacturing, installing, and servicing products that allow traders around the world to communicate with each other instantly and reliably. In addition, through its subsidiary, IXnet, the Company provides a high performance intelligent global extranet designed exclusively for the financial community. Through a single connection, IXnet delivers end-to-end managed data and voice communications solutions to the financial services community around the world. The Company's primary customers include securities and investment banking firms, merchant and commercial banks, interdealer brokers, foreign exchange and commodity brokers and dealers, securities and commodity exchanges, mutual and hedge fund companies, asset managers and insurance companies. The Company uses an integrated approach to marketing its products and services, leveraging its established customer base throughout the financial sector.

     Our operations include Trading Systems, Information Transport Systems ("ITS") and network services (IXnet). Trading Systems reports sales of turret systems as "Product sales and installation." It reports revenue from turret system maintenance, including annual and multi-year service contracts, and from moves, additions and changes to existing turret system installations as "Service." ITS reports revenue from design, integration and implementation of cabling infrastructure projects including Local and Wide Area Networks, and from sales of intelligent network products, such as hubs, bridges and routers, as "Product sales and installation." It reports revenue from on-site maintenance of customer cable infrastructure, including annual and multi-year contracts and from the provision of outsourcing services for the support, expansion and upgrading of existing customer networks as "Service." IXnet reports revenue from sales of premium voice, managed bandwidth and outsourcing services, switched voice, shared internet protocol and other services.

     Revenue from trading systems and ITS sales and installation is recognized upon completion of the installation. Revenue from sales of turret products to distributors, is recognized upon shipment. Invoices representing progress payments on product sales are submitted during various stages of the installation. The revenue attributable to such advance billings is deferred until system installation is completed. In addition, contracts for annual recurring turret and ITS services are generally billed in advance, and are recorded as revenue ratably (on a monthly basis) over the contractual periods. Revenue from moves, additions and changes to turret systems is recognized upon completion, which usually occurs in the same month or the month following the order for services. Revenue from the IXnet Extranet is recognized in the month that the service is provided, except for installation revenue which is amortized over the average customer contract life.

     Cost of revenue for trading systems and ITS includes material and labor associated with the installation of a project or the service performed. Cost of revenue for IXnet includes leased local and long distance circuit costs and personnel and related operating expenses associated with network operation, customer support and field service support.

     Due to the substantial sales price of IPC's large turret and ITS installations and their recognition of revenue only upon completion of installations, revenue and operating results could fluctuate significantly from period to period. However, our service business from all three divisions generates a more consistent revenue stream than sales and installation and, consequently, these fluctuations (as a percentage of total revenue) could be somewhat diminished in the future as our service business expands.

Results of Operations

Comparison of the Three Months ended December 31, 1999 ("Q1 2000") to the Three Months ended December 31, 1998 ("Q1 1999")

     Revenue. Total revenue increased $15.7 million, or 23.2%, to $83.5 million in Q1 2000 from $67.8 million in Q1 1999.

     Trading system installation and related service revenue increased $2.6 million, or 5.9%, to $46.6 million in Q1 2000 from $44.0 million in Q1 1999.

     Trading system sales and installation revenue increased 3.6% or $1.0 million in Q1 2000 to $28.3 million from $27.3 million in Q1 1999. The increase in Q1 2000 is primarily related to the timing of large installation projects recognized as revenue when compared to the same period of the prior year.

     Trading system service revenue increased 9.6% or $1.6 million to $18.2 million in Q1 2000 from $16.6 million in Q1 1999. Approximately $2.5 million of the increase in the current year is related to the expanded service base attained through the acquisitions of RVS and V-Band in December 1998 and June 1999 respectively. This increase was partially offset by a decrease in move, add and change revenue due to the financial communities anticipation of the rollover to the year 2000.

     Revenue from ITS sales and related service increased by $2.9 million or 26.3%, to $13.9 million in Q1 2000 from $11.0 million Q1 1999.

     Revenue from new ITS installation projects in Q1 2000 was $10.4 million as compared to $7.0 million in Q1 1999. The increase of 3.4 million or 48.5% in Q1 2000 is attributable to a higher volume of large installation projects recognized as revenue in Q1 2000 as compared with Q1 1999.

     ITS service revenue was $3.5 million in Q1 2000 as compared to $4.0 million in Q1 1999. The decrease of $0.5 million or 12.7% in Q1 2000 is primarily related to a large customer service contract which expired at the end of December 1998 and was not renewed.

     IXnet revenue increased $10.2 million, or 80.3%, to $23.0 million in Q1 2000 from $12.8 million in Q1 1999. Approximately $8.2 million of the increase in Q1 2000 is revenue related to the acquisition of Saturn in December 1998.
In addition, higher network services revenue resulted from increased customer utilization of the IXnet Extranet.

     Cost of Revenue (excluding depreciation and amortization). Cost of revenue (as a percentage of product sales and installation revenue and service revenue) for Q1 2000 was 73.9% which increased by 9.3% as compared to 64.6% in Q1 1999.

     Product sales and installation cost of revenue (as a percentage of product sales and installation revenue) for Q1 2000 was 61.3% as compared to 54.7%, in Q1 1999, an increase of 6.6%. The increase in Q1 2000 is largely related to a higher percentage of ITS and Trading Systems third party product sales and installation revenue in total product sales and installation revenue. ITS and Trading Systems third party product sales and installation revenue typically has a higher cost of revenue as compared with Trading System's turret product sales and installation revenue.

     Service cost of revenue (as a percentage of service revenue) for Q1 2000
was 84.9% as compared to 74.9% in Q1 1999, an increase of 10.0%.   The increase
in Q1 2000 is primarily related to the expansion of IXnet's network and resulting increases in leased circuit maintenance, personnel, facilities and customer support costs. We anticipate that IXnet's cost of revenue will continue to increase as its customer base increases, however, such expenses, as a percentage of their revenue will decrease over time. These expenses may be incurred prior to the realization of anticipated revenue. The increase in IXnet's cost of revenue was offset in part by a decrease in Trading Systems service cost of revenue largely attributed to their expanding customer base. Trading Systems service revenue typically has a lower cost of revenue as compared to IXnet's and ITS's cost of revenue.

     Research and Development Expenses. Research and development expenses were $2.9 million in Q1 2000 as compared to $2.4 million in Q1 1999, an increase of $0.5 million or 21.3%. Research and development efforts continue to be focused on the development of the next generation of trading systems products, including integration of the Alliance MX turret with the IXnet Network as well as enhancement of existing features of the Alliance MX family to sustain the Company's leadership position in voice-based trading system products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $6.3 million, or 50.0%, to $18.9 million in Q1 2000 from $12.6 million in Q1 1999. The increase is attributable to expanding IXnet's business through both internal growth and acquisitions. Through IXnet, we intend to continue to expand the IXnet Extranet. This expansion will require significant growth in personnel, primarily related to sales and marketing within the U.S., Europe and the Asia/Pacific region. General and administrative expenses will increase in the future as IXnet expands; however, such expenses will decrease over time as a percentage of IXnet's revenue.

     Depreciation and Amortization. Depreciation and amortization, including amortization of goodwill from acquisitions, in Q1 2000 was $10.8 million as compared to $5.7 million in Q1 1999. The increase of $5.1 million, or 90.5% is primarily due to increases in property, plant and equipment in connection with expanding the IXnet Extranet and amortization of goodwill associated with acquisitions.

     Stock Compensation Charge. During Q1 2000, IXnet recorded a non-cash stock compensation charge of approximately $1.4 million representing the current quarter amortization of the difference between the exercise price and the deemed fair value of IXnet's common stock at the date of grant.

     Interest Expense, net. Interest expense, net increased 9.7% or $0.6 million to $6.8 million in Q1 2000 from $6.2 million in Q1 1999. The increase is primarily related to increased borrowings outstanding under the Revolving Credit Facility, capital leases and notes issued in conjunction with acquisitions partially offset by interest income.

     Provision for Income Taxes. Although we incurred a net loss, income taxes were provided due to a limitation on our ability to utilize foreign tax credits to offset taxes paid outside of the United States, a valuation allowance for our net operating loss carry forwards and an increase in IXnet's pre-tax losses for which we are not able to receive certain state statutory tax benefits.

Liquidity and Capital Resources
-------------------------------

     Since our initial public offering in fiscal 1995 until the 1998 Merger, we have satisfied our cash requirements through cash provided by operations, capital lease financing and certain unsecured bank lines of credit. Our principal uses of cash are to fund working capital requirements, operating losses and capital expenditures of IXnet and acquisitions, principally related to the expansion of the IXnet Extranet.

     Net cash used in operating activities was $8.1 million in Q1 2000 as compared to cash provided by operating activities of $5.9 million in Q1 1999. The decrease was primarily due to the increase in the net loss from IXnet in Q1 2000 from Q1 1999. Additionally, the decrease in accounts payable and accrued liabilities contributed to the decrease. The decreases in accounts payable and accrued liabilities are timing differences from Q1 1999 to Q1 2000 relating to payroll, payments on accounts payable and completion of contracts.

     Cash used in investing activities was $26.2 million in Q1 2000 as compared to $45.0 million for Q1 1999. Cash used in investing activities related to capital expenditures for property, plant and equipment, principally consisting of network equipment and machinery primarily for the continued buildout of the IXnet Extranet. Cash used in investing activities for Q1 1999 included the acquisitions of Saturn and RVS.

     Cash provided by financing activities was $4.7 million in Q1 2000 as compared to $19.1 million in Q1 1999. Cash provided by financing activities for Q1 2000 was primarily derived from proceeds from borrowings on our Revolving Credit Facility. This increase was partially offset by principal payments on notes payable on the acquisitions of IXnet during the fiscal year 1999. Cash provided by financing activities for Q1 1999 related to

$16.8 million in net borrowings under our revolving credit facility used primarily to finance the acquisitions of Saturn and RVS.

     The Company believes that cash flows from operations, existing credit facilities and the remaining proceeds from the sale of common stock by IXnet are sufficient to meet its working capital and capital expenditure needs at least through September 2001. The Company does not rule out seeking additional debt or equity financing for other corporate purposes.

Year 2000 Update
----------------

     Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact on our operations from the transition to the Year 2000, we cannot provide complete assurance that our operations have not been affected in a manner that is not yet apparent or that will arise in the future. In addition, certain computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers. However, we anticipate no Year 2000 problems that are reasonably likely to have a material effect on our operations.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Rate Risk

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practice evolve and could have an adverse impact on our financial results. Our primary exchange rate risk exposure relates to nondollar-denominated sales in the European and Asian marketplace, as well as foreign denominated debt. We currently do not hedge against these currencies and could suffer unanticipated gains or losses as a result.

Interest Rate Risk

     We are exposed to changes in interest rates primarily from our outstanding debt and our investments in certain marketable securities. The interest rate for certain outstanding debt is variable and therefore will fluctuate with market conditions. As a result, we believe that the effects of changes in interest rates are limited and would not have a material impact on our financial condition and results of operations. Our marketable securities consist of fixed income investments in the form of short-term commercial paper. We continually monitor our exposure to changes in interest rates from our marketable securities. Accordingly, we believe that the effects of changes in interest rates are limited, however, significant increases in interest rates could have a significant impact on our financial condition or results of operations.
However, it is possible that we are at risk if interest rates change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate, which could have a material affect on our financial condition and results of operations.

Part II - Other Information


ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits: The following exhibits are filed as part of this Quarterly Report on Form 10-Q

Exhibit Number    Description
--------------    -----------

   10.23 Amendment No. 1 to Amended and Restated Credit Agreement, dated July 1, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.24 Amendment No. 2 to Amended and Restated Credit Agreement, dated August 12, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.25 Amendment No. 3 to Amended and Restated Credit Agreement, dated September 24, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.26 Amendment No. 4 to Amended and Restated Credit Agreement, dated December 1, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.27 Amendment No. 5 to Amended and Restated Credit Agreement, dated December 15, 1999, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.28 Amendment No. 6 to Amended and Restated Credit Agreement, dated January 21, 2000, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.29 Amendment No. 7 to Amended and Restated Credit Agreement, dated January 31, 2000, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   10.30 Amendment No. 8 to Amended and Restated Credit Agreement, dated February 10, 2000, among IPC Information Systems, Inc., IPC Funding Corp., IPC Communications, Inc., General Electric Capital Corporation, as collateral agent and administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and the lenders and the issuing bank named therein (filed herewith).

   27             Financial Data Schedule


(b) Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           IPC COMMUNICATIONS, INC.


Dated:    April 12, 2000        By:   /s/ JAMES M. DEMITRIEUS
                                      ------------------------
                                      James M. Demitrieus
                                      President and
                                      Chief Operating Officer


Dated:    April 12, 2000        By:  /s/ TIMOTHY WHELAN
                                     ---------------------------
                                     Timothy Whelan
                                     Vice President, Finance

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           IPC INFORMATION SYSTEMS, INC.


Dated:    April 12, 2000        By:   /s/ JAMES M. DEMITRIEUS
                                      ------------------------
                                      James M. Demitrieus
                                      President and
                                      Chief Operating Officer


Dated:    April 12, 2000        By:  /s/ TIMOTHY WHELAN
                                     ---------------------------
                                     Timothy Whelan
                                     Vice President, Finance